Form 10-Q
period 1996-03-31
HS RESOURCES INC
filed 1996-05-15
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________  to ______________

Commission file number 0-18886
                       -------

                               HS RESOURCES, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             94-3036864
- - -------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                        94111
- - ----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (415) 433-5795
                                                           ----------------
- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                           ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on May 3, 1996: 10,806,703 after deducting 141,977 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION
- - ------------------------------

         Item 1.  Financial Statements

                 Consolidated Financial Statements:

                 Consolidated Balance Sheets - March 31, 1996 (Unaudited) and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Unaudited Consolidated Statements of Operations - For the
                 Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statements of Stockholders' Equity - For
                 the Year Ended December 31, 1995 and the Three Months Ended
                 March 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                 Unaudited Consolidated Statements of Cash Flows -
                 For the Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                 Note to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION
- - ---------------------------

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                    March 31, 1996   December 31, 1995
                                                                    --------------   -----------------
                                                                     (Unaudited)
ASSETS
- - ------

CURRENT ASSETS
    Cash and cash equivalents                                        $   2,089,542    $     116,581
    Accounts receivable
       Oil and gas sales                                                 6,225,975        6,344,672
       Trade                                                             1,077,708        1,300,244
       Other                                                             3,215,983        2,461,966
    Lease and well equipment inventory, at cost                          1,163,370          709,613
    Prepaid expenses and other                                             146,970          152,569
                                                                     -------------    -------------
             Total current assets                                       13,919,548       11,085,645
                                                                     -------------    -------------

OIL AND GAS PROPERTIES, at cost, using
    the full cost method
       Undeveloped acreage                                              31,010,689       26,778,702
       Costs subject to depreciation, depletion
          and amortization                                             388,030,147      341,382,375
          Less accumulated depreciation,
            depletion and amortization                                 (95,124,927)     (89,350,067)
                                                                     -------------    -------------
            Net oil and gas properties                                 323,915,909      278,811,010
                                                                     -------------    -------------

GAS GATHERING AND TRANSPORTATION FACILITIES,
    net of accumulated depreciation of $809,850 at March 31, 1996
    and $739,010 at December 31, 1995                                    4,866,895        4,913,692
                                                                     -------------    -------------

OTHER ASSETS
    Deferred charges and other                                           3,626,765        3,652,769
    Office and transportation equipment and other property, net of accumulated depreciation of $2,669,625 at March 31, 1996
       and $2,457,070 at December 31, 1995                               3,464,686        3,626,149
                                                                     -------------    -------------
          Total other assets                                             7,091,451        7,278,918
                                                                     -------------    -------------
          TOTAL ASSETS                                               $ 349,793,803    $ 302,089,265
                                                                     =============    =============


               The accompanying note is an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                     March 31, 1996   December 31, 1995
                                                                     --------------   -----------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable
         Trade                                                        $   9,198,669    $   4,638,286
         Revenue                                                          2,896,130        2,091,073
    Accrued expenses
         Ad valorem and production taxes                                  4,930,670        4,386,969
         Interest                                                         3,842,144        1,494,667
         Other                                                            1,039,615        2,159,324
    Short-term note                                                            --         12,400,000

    Current portion of long term debt                                        30,000           30,000
                                                                      -------------    -------------
         Total current liabilities                                       21,937,228       27,200,319
                                                                      -------------    -------------


ACCRUED AD VALOREM TAXES                                                  8,925,679        6,574,405

LONG-TERM BANK DEBT, net of current portion                              78,900,000       51,000,000

THIRD PARTY INDEBTEDNESS                                                 23,100,000             --

9 7/8%  SENIOR SUBORDINATED NOTES, due 2003,
    net of unamortized discount of $448,500 and $463,125
    at March 31, 1996 and December 31, 1995, respectively                74,551,500       74,536,875

DEFERRED INCOME TAXES                                                    23,721,118       23,603,540

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value;15,000,000 shares
      authorized; none issued and outstanding at
      March 31, 1996 and December 31, 1995                                     --               --
    Common stock, $ .001 par value, 30,000,000 shares authorized;
       10,948,680 shares issued and outstanding
        at March 31, 1996 and December 31, 1995                              10,949           10,949
    Additional paid-in capital                                           97,717,908       97,717,908
    Retained earnings                                                    22,675,597       22,484,572
    Treasury stock, at cost, 141,977  shares at March 31, 1996
      and 75,077 shares at December 31, 1995,                            (1,746,176)      (1,039,303)

                                                                      -------------    -------------
         Total stockholders' equity                                     118,658,278      119,174,126
                                                                      -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 349,793,803    $ 302,089,265
                                                                      =============    =============



               The accompanying note is an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                            March 31,
                                                            ---------
                                                      1996             1995
                                                   ------------    ------------
REVENUES
 Oil and gas sales                                 $ 13,679,430    $ 15,314,381
 Other gas revenues                                     474,063         422,253
 Interest income and other                               40,791          18,308
                                                   ------------    ------------
    Total revenues                                   14,194,284      15,754,942
                                                   ------------    ------------

EXPENSES
 Production taxes                                     1,064,988       1,487,757
 Lease operating                                      2,826,323       2,540,870
 Depreciation, depletion and amortization             6,107,426       7,174,919
 General and administrative                             862,792       1,164,212
 Interest                                             3,024,152       2,345,412
                                                   ------------    ------------
    Total expenses                                   13,885,681      14,713,170
                                                   ------------    ------------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                       308,603       1,041,772

PROVISION FOR INCOME TAXES                             (117,578)       (401,665)
                                                   ------------    ------------


NET INCOME                                         $    191,025    $    640,107
                                                   ============    ============

EARNINGS PER SHARE
 Earnings per common and common
    equivalent share                               $       0.02    $       0.06
                                                   ============    ============

 Earnings per common and common
    equivalent share assuming full dilution        $       0.02    $       0.06
                                                   ============    ============


WEIGHTED AVERAGE  NUMBER OF
 SHARES OUTSTANDING
 Weighted average number of common
    and common equivalent shares                     11,149,000      11,466,000
                                                   ============    ============

 Weighted average number of common
    and common equivalent shares
    assuming full dilution                           11,149,000      11,466,000
                                                   ============    ============


               The accompanying note is an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                     THE THREE  MONTHS ENDED MARCH 31,1996

                                                                         Additional
                                                                         ----------
                                                 Common Stock              Paid-In       Retained             Treasury Stock
                                                 ------------              -------       --------             --------------
                                             Shares        Amount          Capital       Earnings          Shares        Amount
                                             ------        ------          -------       --------           ------       ------
Balance, December 31, 1993                 10,948,680   $     10,949   $ 97,713,613    $ 15,951,796        (28,913)   $   (377,591)
 Common stock options exercised,
   including income tax benefit                  --             --            5,945            --            1,500          19,590

 Purchase of treasury stock                      --             --             --              --          (13,500)       (233,962)
 Exercise of options by issuance of
   treasury stock, including income
   tax benefit                                   --             --              798            --              600           7,854

 Net income                                      --             --             --         6,258,620           --              --
                                           ----------   ------------   ------------    ------------       --------    ------------
Balance, December 31, 1994                 10,948,680         10,949     97,720,356      22,210,416        (40,313)       (584,109)
 Purchase of treasury stock                      --             --             --              --          (63,700)       (846,625)
 Transfer of treasury stock to 401(k)
   Plan                                          --             --            3,328            --           26,536         358,287
 Exercise of options by issuance of
   treasury stock, including income
   tax benefit                                   --             --           (5,776)           --            2,400          33,144
                                           ----------   ------------   ------------    ------------       --------    ------------
 Net income                                      --             --             --           274,156           --              --
Balance, December 31, 1995                 10,948,680         10,949     97,717,908      22,484,572        (75,077)     (1,039,303)
 Purchase of treasury stock                      --             --             --              --          (66,900)       (706,873)
 Net income                                      --             --             --           191,025           --              --
                                           ----------   ------------   ------------    ------------       --------    ------------
Balance, March 31, 1996 (Unaudited)        10,948,680   $     10,949   $ 97,717,908    $ 22,675,597       (141,977)   $ (1,746,176)
                                           ==========   ============   ============    ============       ========    ============


               The accompanying note is an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31,1996 AND 1995
                                  (Unaudited)

                                                                       March 31,
                                                                       ---------
                                                                1996             1995
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $    191,025    $    640,107
 Adjustments to reconcile net income
      to net cash provided by operating activities
    Depreciation, depletion and amortization                    6,107,426       7,174,919
    Amortization of deferred charges
      and debenture issue costs                                    28,641         197,350
    Loss (gain) on sale of fixed assets                           (12,000)          7,380
    Deferred income tax provision                                 117,578         397,878
 Decrease (increase) in accounts receivable                      (412,784)      2,259,419
 Increase in accounts payable and accrued expenses              5,527,790       4,022,332
 Increase (decrease) in unearned income, net                         --          (503,068)
 Other                                                           (448,158)         76,873
                                                             ------------    ------------
      Net cash provided by operating activities                11,099,518      14,273,190
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Exploration and development costs, including
    purchase of unproved and proved properties                (50,879,759)    (30,354,102)
 Gas gathering and transportation facilities additions            (24,043)       (206,951)
 Other property additions                                         (88,275)        (76,643)
 Proceeds from the sale of fixed assets and other property         12,000         272,816
 Increase in property related payables                          3,960,393       3,802,246
                                                             ------------    ------------
      Net cash used in investing activities                   (47,019,684)    (26,562,634)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt                                            27,900,000      18,000,000
 Proceeds from third party indebtedness                        23,100,000            --
 Repayments of debt                                           (12,400,000)     (5,000,000)
 Issuance of treasury stock                                          --              --
 Purchase of treasury stock                                      (706,873)       (256,650)
                                                             ------------    ------------
      Net cash provided by financing activities                37,893,127      12,743,350
                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               1,972,961         453,906

CASH AND CASH EQUIVALENTS, beginning of year                      116,581         657,383
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                     $  2,089,542    $  1,111,289
                                                             ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid, net of capitalized interest                  $    483,934    $    235,291
                                                             ============    ============


               The accompanying note is an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


GENERAL

         HS Resources, Inc., a Delaware Corporation (the "Company") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at March 31, 1996, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The lower production in 1996 reflects the impact of the Company's reduced drilling program in 1995 in response to lower natural gas prices.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         General. During 1996 the Company continued drilling and development activity in the Denver-Julesberg ("D-J") Basin. At March 31, 1996, the Company owned interests in more than 1,350 producing wells (of which it operated approximately 1,110) compared to more than 1,100 wells (of which it operated approximately 1,000) at March 31, 1995. The Company reported a decrease in oil and gas sales for the quarter due to a decline in production. The lower production in 1996 reflects the impact of the Company's reduced drilling program in 1995 in response to lower natural gas prices.

Comparison of Three Months Ended March 31, 1996 and March 31, 1995

         Oil and Gas Revenues. For the comparative three month periods, oil production decreased from 485 MBbls to 295 MBbls and gas production decreased from 5,452 MMcf to 4,962 MMcf, or 39% and 9%, respectively. Oil prices increased by 17% from $16.12 to $18.80 per Bbl and gas prices increased by 19% from $1.38 to $1.64 per Mcf. The net effect of these changes resulted in a decrease in oil and gas revenues from $15,314,381 to $13,679,430 or 11%. The Company also recognized $474,063 in other gas revenues from the sale of tax credits with respect to the new Section 29 tax credit agreement signed December 1, 1995.

         Interest Income and Other Income. Interest and other income increased by $22,483, or 123%, for the three month comparative periods. The increase in interest and other income was mainly due to a gain on the sale of fixed assets recorded in 1996 compared to a loss recorded in 1995.

         Production Expenses. Lease operating expenses increased by $285,453, or 11%, for the comparative quarterly periods due to the increase in the number of producing wells. Production taxes, which are a direct result of oil and gas sales, decreased by $422,769, or 28%, as a result of the decrease in oil and gas sales, as well as a reduction in the Company's effective severance tax rate.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization decreased $1,067,493, or 15%, for the comparative quarterly periods due to production decreases which were partially offset by an increase in the depletion rate from $4.92 per Boe to $5.15 per Boe. The increase in the depletion rate reflects the rate determined for the fourth quarter of 1995 which was based on the Company's December 31, 1995 engineering study.

         General and Administrative Expense. General and administrative expense reflects costs incurred net of administrative costs directly attributable to drilling and well operations. Such costs are included in lease operating expenses or are capitalized. General and administrative expenses decreased $301,420, or 26%, for the comparative quarterly periods. The decrease is primarily attributable to a staff reduction and realignment which occurred in November 1995.

         Interest Expense. Interest expense increased $678,740, or 29%, for the comparative quarterly periods. The increase is due to interest incurred on the $78.9 million in borrowings on the Company's senior bank debt.

CAPITAL COMMITMENTS, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments.   The Company's primary activities involve the
acquisition, development, and exploitation of oil and gas properties. Whenever possible, the Company structures its operating activities so as to minimize long term operational commitments and, thus, retain maximum flexibility to respond to changes in its cash flows. The Company's ongoing capital expenditure program assumes certain economic factors, including current and projected oil and gas prices, and can be adjusted from time to time to respond to changing economic conditions.

         In 1994, the Company entered into a D-J Basin exploration agreement with Union Pacific Resources Company ("UPRC"), pursuant to which it committed to spend (or cause to be spent) $9.25 million during the two years ending June 1996, and to meet certain other minimum obligations. All such commitments have been met. In 1995, the Company added an additional 35,000 acres to that exploration agreement. On that additional acreage the Company is obligated to spend at least $1.35 million for the two years ending June 1997, of which $10,000 must be spent by June 1996. The Company has entered into a number of other standard industry arrangements which require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements which individually and in the aggregate are not material.

         The Company's development program generally involves three principal components of capital expenditures. First, the Wattenberg development project continues to be an active area for the Company. During the three months ended March 31, 1996, the Company incurred approximately $8 million in capital expenditures for drilling and recompleting wells and building gathering systems, compared to $10.6 million in 1995. The 1996 amount also includes costs incurred on wells in progress at December 31, 1995. To further consolidate the Company's Wattenberg Field position, the Company acquired a portion of Basin Exploration, Inc.'s ("Basin") D-J Basin oil and gas properties as of March 1996 for $38 million and entered into an arrangement involving a third-party purchase of approximately $23 million of such assets. (which sale is not recognized for financial reporting purposes pursuant to generally accepted accounting principles and reporting requirements promulgated by the Securities and Exchange Commission, discussed below).

         The second component of the Company's capital expenditure program, the Greater D-J project, involves expanding its base of reserves and production in the D-J Basin beyond the Wattenberg development project. For the three months ended March 31, 1996, the Company incurred $400,000 in capital expenditures.

         The third component of the Company's capital expenditure program is to identify longer term exploration and development opportunities both within and outside the D-J Basin. The Company owns approximately 350,000 gross acres in the Williston Basin and has drilled ten wells; six producers, three dry holes and one water disposal well. On its Hugoton Embayment acreage, the Company drilled a six well pilot program to evaluate approximately 129,000 gross acres. In the Greater Green River Basin, the Company owns approximately 245,000 gross acres and has drilled two wells.

         In November 1995, the Company formed SouthTech Exploration, L.L.C. ("SouthTech"), a joint venture with Aspect Resources Limited-Liability Company to develop onshore exploration prospects in the Gulf Coast region using advanced 3-D seismic and coherence technology. The Company funded approximately $2 million under the SouthTech agreement in 1995 for seismic, leasehold and overhead costs. In 1996, the Company is committed to spend $2.9 million for similar costs and for drilling, of which $575,000 was funded as of March 31, 1996.

         Prior to taking into account the 1996 Acquisitions (defined below), the Company has planned a capital expenditure program of $45 million in 1996. In the D-J Basin, the Company has planned capital expenditures of $38 million including the drilling of approximately 150 wells in the Wattenberg development project. In addition, the Company anticipates expenditures of $2.9 million attributable to SouthTech and an aggregate of $4.1 million for other projects. These estimates are preliminary and may change depending on a number of factors, including the 1996 acquisitions, other acquisitions, seismic survey results and product prices.

         The Company is reviewing its planned capital expenditure programs in light of the 1996 Acquisitions. Any current estimate of the Company's ultimate capital commitments after giving effect to the 1996 Acquisitions is necessarily preliminary. However, the Company anticipates a 1996 capital expenditure program of approximately $70 million following its acquisitions of the Basin properties and the merger with Tide West.

         In May 1995, the Company was named as one of several respondents by the United States Environmental Protection Agency ("EPA") in an administrative order brought by it against a third-party evaporation pit owner and operator. The Company does not believe that its share of reclamation costs will have a material impact on its financial position or results of operations. See Part II - Other Information - Legal Procedings and Environmental Issues.

Liquidity and Capital Resources.   In November 1993, the Company completed two
financings with aggregate net proceeds of $96.1 million, of which $24.2 million was from the sale of 1,195,000 shares of the Company's common stock and $71.9 million was from the issuance of 9 7/8% ten-year senior subordinated notes. The proceeds of these offerings were initially used for the repayment of $75.9 million of senior bank debt with the remainder added to working capital to be used to fund the Company's ongoing development drilling program.

         As of March 31, 1996, the Company had total capital expenditures of $50.9 million, funded with $11.1 million of net cash provided by operating activities and working capital and $15.5 million from net borrowings under the Company's bank credit facility and $23.1 million from proceeds from Third Party Indebtedness.

         In August 1995, the Company amended the terms of its $125 million revolving and term senior credit facility with The Chase Manhattan Bank, N.A. ("Chase"), Wells Fargo Bank, N.A., Midland Bank plc and Bank of Montreal (collectively, the "Banks"). Under the terms of the amended credit facility, no principal payments are required until April 30, 1997, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. The borrowing base, currently $110 million, is determined by the Banks and is based on the underlying value of the Company's oil and gas properties. This facility bears interest at prime plus 0% to 1/4% or, at the Company's option, LIBOR plus 1 1/8% to 1 1/2% depending upon the principal amount outstanding. The Company is currently negotiating with Chase the terms of a new, unsecured revolving credit facility of up to $375 million.

         During the second quarter of 1995, the Company entered into an interest rate exchange agreement with a financial institution to hedge its interest rate on $40 million of the Company's borrowings at 7.76% through May 2002. Under the terms of the agreement, the difference between the Company's fixed rate of 7.76% and the three month LIBOR rate plus 1.125% is received or paid by the Company.

         In August 1995, the Company signed a Term Sheet with TCW covering a proposed $90 million non-recourse, volumetric overriding royalty monetization financing facility (the "TCW volumetric overriding royalty monetization facility "). The facility may be used by the Company for a variety of corporate purposes, including acquisitions of new properties, exploration and development drilling, or the monetization of existing corporate properties, with the proceeds being used substantially at the Company's discretion, including repayment of bank debt.

         Without taking into account the 1996 Acquisitions, the Company anticipates that its available borrowing capacity of $31.1 million, at March 31, 1996, combined with its operating cash flow and its TCW volumetric overriding royalty monetization facility provide the Company with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. The nature of the Company's Wattenberg development project and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. The Company has developed its capital expenditure programs based on its currently available financial resources and expected cash flow from operations. If the 1996 Acquisitions are consummated, or if the Company experiences unforeseen changes in its working capital position or capital resources, management will revise the capital expenditure program accordingly or alternatively supplement the capital position through the issuance of additional debt or equity securities or entering into joint venture arrangements. As noted above, the Company is studying the impact of the 1996 Acquisitions on its capital expenditure program and, based on a preliminary review, the Company estimates that approximately $70 million will be required to fund its 1996 capital expenditure program, including anticipated expenditures attributable to properties to be acquired in the 1996 Acquisitions.

         In January 1996, the Company entered into a letter agreement with Chase providing for a $25 million sale- leaseback financing arrangement pursuant to which the Company may sell certain production equipment and surface facilities to a Chase affiliate and enter into a lease agreement for the continued use of such equipment (the "Chase sale-leaseback arrangement"). The arrangement is subject to various conditions prior to closing. If such a financing arrangement is ultimately consummated, enabling the Company to effectively monetize certain undervalued assets, the Company contemplates that the lease will be treated as an operating lease for financial reporting purposes.

         On February 26, 1996, the Company announced three major transactions involving Tide West Oil Company ("Tide West") and Basin, collectively referred to as the "1996 Acquisitions." The transaction with Tide West will be effected as a merger for stock and cash valued at $190 million on the date the merger agreement was executed. If the merger is consummated, each Tide West shareholder will receive $8.75 in cash and 0.6295 shares of the Company's common stock for each Tide West share, subject to adjustment in certain circumstances. Tide West has approximately 9.8 million shares outstanding; therefore it is currently estimated that a total of $84.9 million in cash will be needed to effect the merger. As part of the merger, the Company will assume (and refinance under its senior credit facility) $39.6 million of Tide West debt. The Tide West transaction is subject to approval by the shareholders of both companies. The Company is currently preparing a Proxy Statement which was initially filed with the Securities and Exchange Commission on March 27, 1996. If the transaction is approved by the Company's and Tide West's shareholders, it is expected to close on or before June 30, 1996.

         In two separate transactions, the Company will acquire all of Basin's D-J Basin oil and gas properties for cash totaling $125.5 million. In March 1996, the Company completed the first transaction acquiring a portion of such assets for $38 million in cash, using cash on hand and borrowings under its existing senior credit facility. Effective March 29, 1996, the Company sold a portion of the assets acquired in the first transaction valued at approximately $23 million to a limited liability company (the "Third Party") formed for the purpose of facilitating the sale, (the "Chase Asset Monetization Arrangement"). In the second transaction, the Company will acquire Basin's remaining D-J Basin properties for $87.5 million in cash. The second acquisition is subject to approval by Basin's shareholders and, if approved, is expected to close on or before June 30, 1996. The Company anticipates utilizing the Chase Asset Monetization Arrangement for the sale of approximately $59 million of the second Basin transaction.

         In connection with the Chase Asset Monetization Arrangement, the Third Party assumed debt of the Company in the amount of approximately $23 million. If the Chase Asset Monetization Arrangement is utilized in connection with the second Basin acquisition, the Third Party would assume approximately $59 million of Company debt. The Company would have no obligation, direct or indirect, with respect to such assumed indebtedness ("Third Party Indebtedness"). Under generally accepted accounting principles and the reporting requirements promulgated by the Securities and Exchange Commission, the financial statements of the Company are required to be consolidated with the financial statements of the Third Party.

Accordingly, not withstanding (a) the sale of the assets to the Third Party,
(b) the assumption of the Third Party Indebtedness by the Third Party, and (c) the fact that the Company has no obligation, direct or indirect, with respect to the Third Party Indebtedness, the assets sold and the Third Party Indebtedness must be included in the consolidated balance sheet of HSR and the operations related thereto must be reflected in the Company's consolidated income statement.

         The aggregate cash consideration needed and net liabilities to be assumed in connection with the Tide West and the second Basin acquisitions is $218.5 million, with $131 million needed with respect to the Tide West merger and $87.5 million to acquire the second group of properties from Basin. In light of these requirements (including the anticipated transaction fees and expenses associated with the proposed 1996 acquisitions) and the anticipated increase in capital expenditures associated with such acquisitions, the Company has had discussions with Chase to expand its senior bank credit facility.
Chase has provided the Company a letter of intent indicating its interest in providing, on a syndicated basis, an unsecured revolving credit facility of up to $375 million (the "proposed 1996 senior credit facility"), which the Company believes will be sufficient to (i) finance the cash portion of the consideration paid to Basin and to the Tide West shareholders, (ii) absorb the Company's current outstanding senior indebtedness ($78.9 million at March 31, 1996 excluding the indebtedness in the amount of approximately $23 million assumed by the purchaser in the Chase Asset Monetization Arrangement) and the $39.6 million in new debt to be assumed in connection with the Tide West merger, (iii) pay the Company's transaction costs incurred with respect to the proposed 1996 acquisitions, and (iv) provide the Company with an adequate cushion of additional borrowing availability for its 1996 activities. The proposed 1996 senior credit facility is subject to due diligence, final engineering, negotiation of definitive documentation and other conditions, and there can be no assurance that the financing will be completed.

         Prior to consummating the proposed 1996 acquisitions, the Company plans to determine the most appropriate utilization of (i) the proposed 1996 senior credit facility, (ii) the Chase Asset Monetization Arrangement, (iii) the TCW facility, (iv) the Chase sale-leaseback arrangement, (v) other off-balance sheet financing arrangements, (vi) divestitures of non-core assets of the Company, including assets acquired in connection with the proposed 1996 acquisitions, and/or (vii) possible issuances of new debt or equity securities of the Company. If the Company were to consummate the Tide West merger (assuming a stock price of $13.00) and second Basin acquisition utilizing only borrowings under the proposed 1996 senior credit facility, its long-term debt (including its $75 million senior subordinated notes) would increase from approximately $153.4 million at March 31, 1996, to approximately $313.9 million (in each case including the debt assumed by the Third Party pursuant to the Chase Asset Monetization Arrangement). The Company is committed to reducing its long-term debt to a more acceptable level and is studying the various means by which it can do so. The Company believes that it will be able to arrange a favorable combination of financings to provide necessary capital to consummate the Tide West and Basin transactions, to fund its ongoing capital requirements and to achieve an acceptable level of leverage.

         STATEMENTS MADE IN THIS 10-Q AS TO FUTURE EVENTS OR PLANS ARE UNCERTAIN AND SUBJECT TO CHANGE. MANY FACTORS MAY AFFECT THE COMPANY'S EXPECTATIONS AND PLANS. CAPITAL EXPENDITURE AND FINANCING PLANS MAY CHANGE IN CONNECTION WITH THE CONSUMMATION OF THE PROPOSED 1996 ACQUISITIONS, THE SUCCESS OF DRILLING ACTIVITIES, THE GENERAL AVAILABILITY OF CAPITAL, INTEREST RATES, AND CASH FLOW AVAILABLE FROM OPERATIONS. CASH FLOW AVAILABLE FROM OPERATIONS MAY CHANGE DEPENDING ON COSTS OF MATERIALS AND SERVICES, REGULATORY BURDENS AND COMMODITY PRICES.

         THE COMPANY'S EXPECTATIONS AND PLANS DEPEND SIGNIFICANTLY ON FUTURE PRODUCT PRICES. OIL AND NATURAL GAS PRICES ARE VOLATILE, AND THERE ARE SEVERAL POTENTIALLY SIGNIFICANT ADVERSE EFFECTS TO THE COMPANY WHICH CAN RESULT IF PRODUCT PRICES DECLINE MATERIALLY. FIRST, LOWER PRODUCT PRICES WILL ADVERSELY IMPACT THE COMPANY'S CASH FLOW AND COULD CAUSE THE COMPANY TO (A) CURTAIL ITS CAPITAL PROGRAM, (B) BORROW ADDITIONAL AMOUNTS UNDER ITS REVOLVING CREDIT AGREEMENT, OR (C) ISSUE ADDITIONAL DEBT OR EQUITY SECURITIES. SECOND, LOWER PRODUCT PRICES COULD CAUSE THE BORROWING BASE UNDER THE COMPANY'S BANK CREDIT AGREEMENT TO BE REDUCED AND CERTAIN COVENANT TESTS TO BE ADVERSELY AFFECTED. THIRD, UNDER RULES PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, COMPANIES THAT FOLLOW THE FULL COST ACCOUNTING METHOD ARE REQUIRED TO MAKE QUARTERLY "CEILING TEST" CALCULATIONS. USING MARCH PRICES THE COMPANY WOULD HAVE A CEILING WRITE-DOWN. HOWEVER, THE SEC GUIDELINES ALLOW FOR THE RECOMPUTATION OF THE CEILING IF INCREASED PRICES BETWEEN THE PERIOD END DATE AND THE FILING DATE ARE SIGNIFICANT AND ARE MORE THAN SUFFICIENT TO COVER CAPITALIZED COSTS. MAY PRICES IN THE CEILING CALCULATION RESULT IN A CUSHION AND, THEREFORE, THE COMPANY HAS NOT REPORTED A CHARGE AGAINST EARNINGS FOR THE PERIOD. IF PRODUCT PRICES REMAIN LOW OR DECLINE FURTHER, AND CANNOT BE OFFSET BY ADDITIONAL RESERVES, THE COMPANY COULD BE REQUIRED TO WRITE DOWN ITS OIL AND GAS PROPERTIES IN A FUTURE PERIOD.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings & Environmental Issues

           Legal Proceedings.   During 1994, the Company and three other
companies were named as defendants in an action brought by certain landowners in Colorado and filed in Weld County District Court, Colorado (Civil Action No. 94-S- 2118). The action challenges certain mineral reservations of the Company's assignor in its original surface conveyance involving two small tracts of the Company's minerals.

           In February 1995, the Company was named as one of many defendants in a suit brought in the District Court of Yuma County, Colorado (Case No. 95-CV-5) by several royalty owners in northeast Colorado seeking royalty payment on certain deductions from gas sales.

           While the Company cannot predict the ultimate outcome of these matters, based on facts presently known to it, the Company does not believe adverse resolution of any or all such actions will have a material impact on its financial condition or results of operations.

           The Company is involved in no other material litigation, however, the Company may be involved from time to time in various claims and lawsuits incidental to its business.

           Environmental Issues. The owner of an oil field waste disposal facility, a major oil company and the Company were named as respondents by the EPA in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act ("RCRA") on May 11, 1995. WCWDI operated and continues to own an evaporation pit in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to health or the environment. The respondents are working together with the EPA to develop interim plans and characterization studies and have permanently closed the facility.

           The Company has utilized this facility in past years to dispose of its production and flowback water. The Company believed that the facility was operating in compliance with all applicable legal requirements and, along with other oil and gas operators, paid a fee to WCWDI for using this disposal facility. There were a number of other significant contributors to the facility during the period reviewed by the EPA (1988 through 1994) and additional contributors during the period from 1977, when it was constructed, through 1988. The Company and the major oil company were named because they were deemed the major contributors of waste volumes to the facility for the period reviewed by the EPA. Certain other contributors are participating in their share of the reclamation costs.

           Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. While technically the Company's liability in connection with this reclamation project is joint and several, based on the financial capability of the major oil company and its similar legal position to the Company's, the Company believes it is highly unlikely that its liability for the project will exceed 50%. Furthermore, based on the Company's current knowledge concerning the project, even 100% of the costs thereof would not have a material impact on the Company's financial condition or results of operations.



Item 2.    Changes in Securities.  None.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           The Company filed two Forms 8-K. The first one is dated February 28, 1996, as amended by HSR's Current Report on Form 8-K/A (Amendment No. 1), dated March 12, 1996 and the second one is dated March 11, 1996.

           a. List of Exhibits.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS

2.1 Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996, among, HSR, Merger Sub and Tide West (attached as Annex A to the Joint Proxy Statement/Prospectus forming a part of this Registration Statement).

3.1 Amended and Restated Certificate of Incorporation of HSR (incorporated by reference to Exhibit 3.1 to HSR's Form S-1, No. 33-52774, filed on October 2, 1992 (the "HSR 1992 Form S-1")).

3.2 Second Amended and Restated By-Laws of HSR (incorporated by reference to Exhibit 3.2 to the HSR 1992 Form S-1).

4.7 Form of Indenture dated December 1, 1993 entered into between the Company and the Trustee. (Incorporated by reference as Exhibit 4.7 to Amendment No.3 to the Company's Registration Statement on Form S-3 (file no. 33-70354), filed November 23,
                  1993).

10.1 Amended Note and Warrant Purchase Agreement dated January 15, 1991, among NGP, Resolute Resources, Inc., and the Company. (Incorporated by reference as Exhibit 4.4.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1990, filed February 14, 1991.)

10.1.1 Amendment No. 1 to Note and Warrant Purchase Agreement dated June 28, 1991, between the Company and NGP. (Incorporated by reference as Exhibit 4.4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, filed September 30, 1991.)

10.1.2 Second Amendment to Note and Warrant Purchase Agreement dated August 17, 1992, between the Company and NGP. (Incorporated by reference as Exhibit 4.2.2 as Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 19, 1992).

10.1.3 Third Amendment to Note and Warrant Purchase Agreement dated October 21, 1993, between the Company and NGP. (Incorporated by reference as Exhibit 4.1.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (file no. 33-70354), filed November 23, 1993).

10.2 Amended and Restated Warrant Agreement dated January 15, 1991, between NGP and the Company. (Incorporated by reference as Exhibit 4.5.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1990, filed February 14, 1991.)

10.3 Amended Warrant No. W-1, dated January 15, 1991, and issued by the Company to NGP. (Incorporated by reference as Exhibit 4.6.1 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.3.1 Amendment No. 1 to Amended Warrant No. W-1, dated December 30, 1991, and issued by the Company to NGP. (Incorporated by reference as Exhibit 4.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1991, filed on February 14, 1991.)

10.4 Assumption and Credit Agreement dated June 24, 1992, among the Company, Sansome Limited Partnership and Chase. (Incorporated by reference as Exhibit 4.12 to the Company's current report on Form 8-K, filed on July 9, 1992.)

10.5 Form of Warrant No. W-10, dated January 28, 1992, and issued by the Company to NGP. (Incorporated by reference as exhibit
                  4.16 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9,
                  1992).

10.7              Amended Employment Agreement between the Company and Nicholas
                  J. Sutton. (Incorporated by reference as exhibit 10.1.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.8              Amended Employment Agreement between the Company and P.
                  Michael Highum. (Incorporated by reference as exhibit 10.1.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.9              Amended and Restated Employee Stock Incentive Plan.
                  (Incorporated by reference as Exhibit 10.2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33- 52774), filed November 9, 1992).

10.10 Common Stock Purchase Warrant dated July 12, 1990 by the Company to James E. Duffy. (Incorporated by reference as
                  Exhibit 10.5 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.11 Indemnity Agreement dated July 12, 1990, between the Company and James E. Duffy. (Incorporated by reference as Exhibit
                  10.5.1 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.12             HS Resources, Inc. Rule 701 Compensatory Benefit Plan.
                  (Incorporated by reference as Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.13 Put Subordination Agreement, dated June 24, 1992, among Sansome Limited Partnership, the Company, State Street Boston Leasing Company, Inc., Chase and NGP. (Incorporated by reference as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed July 9, 1992.)

10.14 Sansome Limited Partnership Agreement dated June 24, 1992, between the Company, as general partner, and State Street Boston Leasing Company, Inc., as limited partner. (Incorporated by reference as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed July 9, 1992.)

10.15 1992 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.15.1 1993 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

10.16             Form of Indemnification Agreement for Directors of the
                  Company.   (Incorporated by reference as Exhibit 10.16 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,1996).

10.17 Credit Agreement dated as of July 15, 1994, among the Company and Chase Manhattan Bank, N.A. ("Chase"), as Agent and the Bank's signatory thereto. (Incorporated by reference as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994).

10.18 Amendment No. 1 to Credit Agreement effective as of September 1, 1995, among the Company, Chase and the Banks signatory thereto. (Incorporated by reference as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 14, 1995).

10.19 Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and Endowment and Foundation Realty, Ltd.--JMB III for the premises at One Maritime Plaza, San Francisco, California. (Incorporated by reference as Exhibit
                  10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

10.20 Stock Purchase Agreement dated July 30, 1993, between the Stockholders of BMR Corporation, as Sellers, and the Company, as Buyer. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed August 13, 1993.)

10.21 Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado. (Incorporated by reference as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994).

10.22 Interest exchange agreement between Chase and the Company dated May 9, 1995. (Incorporated by reference as exhibit
                  10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995).

10.23 Agreement and Plan of Merger, dated as of February 25, 1996, among the Company, HSR Acquisition, Inc. and Tide West. (Incorporated by reference to Exhibit A to the Company's
                  Schedule 13D filed on March 6, 1996.)

10.24 Agreement for Purchase and Sale of Assets (Monetization), dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc. ("Orion"). (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on March 12, 1996.)

10.25 Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the Company, Orion and Basin. (Incorporated by reference to Exhibit A to the Company's
                  Schedule 13D filed on March 6, 1996.)

10.26 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996).

10.27 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference as Exhibit 1 to HSR's Form 8-A filed on March 11, 1996.)

10.28@ Purchase and Sale Agreement dated March 25, 1996 between Orion Acquisition, Inc., the Company and Wattenberg Resources, L.L.C.

27@               Financial Data Schedule
___________________________________

          @      Filed herewith.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HS RESOURCES, INC.



Dated: May 12, 1996                      By:   /s/ JAMES E. DUFFY
                                               -------------------
                                               James E. Duffy
                                               Vice President and
                                               Chief Financial Officer

                                         By:   /s/ ANNETTE MONTOYA
                                               --------------------
                                               Annette Montoya
                                               Vice President and Principal
                                               Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS

2.1 Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996, among, HSR, Merger Sub and Tide West (attached as Annex A to the Joint Proxy Statement/Prospectus forming a part of this Registration Statement).

3.1 Amended and Restated Certificate of Incorporation of HSR (incorporated by reference to Exhibit 3.1 to HSR's Form S-1, No. 33-52774, filed on October 2, 1992 (the "HSR 1992 Form S-1")).

3.2 Second Amended and Restated By-Laws of HSR (incorporated by reference to Exhibit 3.2 to the HSR 1992 Form S-1).

4.7 Form of Indenture dated December 1, 1993 entered into between the Company and the Trustee. (Incorporated by reference as Exhibit 4.7 to Amendment No.3 to the Company's Registration Statement on Form S-3 (file no. 33-70354), filed November 23,
                  1993).

10.1 Amended Note and Warrant Purchase Agreement dated January 15, 1991, among NGP, Resolute Resources, Inc., and the Company. (Incorporated by reference as Exhibit 4.4.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1990, filed February 14, 1991.)

10.1.1 Amendment No. 1 to Note and Warrant Purchase Agreement dated June 28, 1991, between the Company and NGP. (Incorporated by reference as Exhibit 4.4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, filed September 30, 1991.)

10.1.2 Second Amendment to Note and Warrant Purchase Agreement dated August 17, 1992, between the Company and NGP. (Incorporated by reference as Exhibit 4.2.2 as Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 19, 1992).

10.1.3 Third Amendment to Note and Warrant Purchase Agreement dated October 21, 1993, between the Company and NGP. (Incorporated by reference as Exhibit 4.1.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (file no. 33-70354), filed November 23, 1993).

10.2 Amended and Restated Warrant Agreement dated January 15, 1991, between NGP and the Company. (Incorporated by reference as Exhibit 4.5.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1990, filed February 14, 1991.)

10.3 Amended Warrant No. W-1, dated January 15, 1991, and issued by the Company to NGP. (Incorporated by reference as Exhibit 4.6.1 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.3.1 Amendment No. 1 to Amended Warrant No. W-1, dated December 30, 1991, and issued by the Company to NGP. (Incorporated by reference as Exhibit 4.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1991, filed on February 14, 1991.)

10.4 Assumption and Credit Agreement dated June 24, 1992, among the Company, Sansome Limited Partnership and Chase. (Incorporated by reference as Exhibit 4.12 to the Company's current report on Form 8-K, filed on July 9, 1992.)

10.5 Form of Warrant No. W-10, dated January 28, 1992, and issued by the Company to NGP. (Incorporated by reference as exhibit
                  4.16 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9,
                  1992).

10.7              Amended Employment Agreement between the Company and Nicholas
                  J. Sutton. (Incorporated by reference as exhibit 10.1.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.8              Amended Employment Agreement between the Company and P.
                  Michael Highum. (Incorporated by reference as exhibit 10.1.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.9              Amended and Restated Employee Stock Incentive Plan.
                  (Incorporated by reference as Exhibit 10.2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33- 52774), filed November 9, 1992).

10.10 Common Stock Purchase Warrant dated July 12, 1990 by the Company to James E. Duffy. (Incorporated by reference as
                  Exhibit 10.5 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.11 Indemnity Agreement dated July 12, 1990, between the Company and James E. Duffy. (Incorporated by reference as Exhibit
                  10.5.1 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.12             HS Resources, Inc. Rule 701 Compensatory Benefit Plan.
                  (Incorporated by reference as Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

10.13 Put Subordination Agreement, dated June 24, 1992, among Sansome Limited Partnership, the Company, State Street Boston Leasing Company, Inc., Chase and NGP. (Incorporated by reference as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed July 9, 1992.)

10.14 Sansome Limited Partnership Agreement dated June 24, 1992, between the Company, as general partner, and State Street Boston Leasing Company, Inc., as limited partner. (Incorporated by reference as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed July 9, 1992.)

10.15 1992 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

10.15.1 1993 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

10.16             Form of Indemnification Agreement for Directors of the
                  Company.   (Incorporated by reference as Exhibit 10.16 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,1996).

10.17 Credit Agreement dated as of July 15, 1994, among the Company and Chase Manhattan Bank, N.A. ("Chase"), as Agent and the Bank's signatory thereto. (Incorporated by reference as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994).

10.18 Amendment No. 1 to Credit Agreement effective as of September 1, 1995, among the Company, Chase and the Banks signatory thereto. (Incorporated by reference as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed November 14, 1995).

10.19 Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and Endowment and Foundation Realty, Ltd.--JMB III for the premises at One Maritime Plaza, San Francisco, California. (Incorporated by reference as Exhibit
                  10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

10.20 Stock Purchase Agreement dated July 30, 1993, between the Stockholders of BMR Corporation, as Sellers, and the Company, as Buyer. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed August 13, 1993.)

10.21 Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado. (Incorporated by reference as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994).

10.22 Interest exchange agreement between Chase and the Company dated May 9, 1995. (Incorporated by reference as exhibit
                  10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995).

10.23 Agreement and Plan of Merger, dated as of February 25, 1996, among the Company, HSR Acquisition, Inc. and Tide West. (Incorporated by reference to Exhibit A to the Company's
                  Schedule 13D filed on March 6, 1996.)

10.24 Agreement for Purchase and Sale of Assets (Monetization), dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc. ("Orion"). (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on March 12, 1996.)

10.25 Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the Company, Orion and Basin. (Incorporated by reference to Exhibit A to the Company's
                  Schedule 13D filed on March 6, 1996.)

10.26 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996).

10.27 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference as Exhibit 1 to HSR's Form 8-A filed on March 11, 1996.)

10.28@ Purchase and Sale Agreement dated March 25, 1996 between Orion Acquisition, Inc., the Company and Wattenberg Resources, L.L.C.

27@               Financial Data Schedule
___________________________________

          @      Filed herewith.