Form 10-Q
period 1996-06-30
HS RESOURCES INC
filed 1996-08-14
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
3
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               ---------------------------------------------
                                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------        --------------------

Commission file number     0-18886
                       --------------

                             HS RESOURCES, INC.
- - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                        94-3036864
- - ----------------------------------                -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                   94111
- - ----------------------------------                    ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (415) 433-5795
                                                      ---------------------

- - --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                          ------  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on August 2, 1996: 16,975,884 after deducting 141,977 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION
- - ------------------------------
                                                                                                                     Page
                                                                                                                     ----
         Item 1.  Financial Statements

                 Consolidated Financial Statements:

                 Consolidated Balance Sheets - June 30, 1996 (Unaudited) and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Unaudited Consolidated Statements of Operations - For the
                 Three Months and Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statements of Stockholders' Equity - For
                 the Year Ended December 31, 1995 and the Six Months Ended
                 June 30, 1996 (Unaudited) . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

                 Unaudited Consolidated Statements of Cash Flows -
                 For the Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                 Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION
- - ---------------------------

         Item 1.  Legal Proceedings & Environmental Issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

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

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                                   June 30, 1996         December 31, 1995
                                                                                   -------------         -----------------
                                                                                    (Unaudited)
              ASSETS
              ------

              CURRENT ASSETS
                  Cash and cash equivalents                                        $   4,478,800             $    116,581
                  Margin deposits                                                      2,290,311                   ---
                  Accounts receivable
                     Oil and gas sales                                                29,357,210                6,344,672
                     Trade                                                             2,844,774                1,300,244
                     Other                                                             4,673,944                2,461,966
                  Lease and well equipment inventory, at cost                            955,180                  709,613
                  Prepaid expenses and other                                           2,177,817                  152,569
                                                                                   -------------             ------------
                          Total current assets                                        46,778,036               11,085,645
                                                                                   -------------             ------------
              OIL AND GAS PROPERTIES, at cost, using
                  the full cost method
                     Undeveloped acreage                                              56,009,627               26,778,702
                     Costs subject to depreciation, depletion
                       and amortization                                              715,409,954              341,382,375
                       Less accumulated depreciation,
                          depletion and amortization                                (103,846,875)             (89,350,067)
                                                                                   -------------             ------------
                          Net oil and gas properties                                 667,572,706              278,811,010
                                                                                   -------------             ------------

              GAS GATHERING AND TRANSPORTATION FACILITIES,
                  net of accumulated depreciation of $881,782 at June 30, 1996
                  and $739,010 at December 31, 1995.                                   4,955,968                4,913,692
                                                                                   -------------             ------------
              OTHER ASSETS
                  Deferred charges and other                                           5,073,483                3,652,769
                  Office and transportation equipment and other property, net of accumulated depreciation of $2,944,142 at June 30, 1996
                     and $2,457,070 at December 31, 1995.                              4,803,106                3,626,149
                  Investment in Oil and Gas Limited Partnership                          983,042                   ---
                                                                                   -------------             ------------
                          Total other assets                                          10,859,631                7,278,918
                                                                                   -------------             ------------
                          TOTAL ASSETS                                             $ 730,166,341             $302,089,265
                                                                                   =============             ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                              June 30, 1996       December 31, 1995
                                                                                              -------------       -----------------
                                                                                               (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

             CURRENT LIABILITIES
               Accounts payable
                  Trade                                                                        $ 22,059,356         $  4,638,286
                  Revenue                                                                         6,583,258            2,091,073
                  Gas purchases                                                                   8,078,096              ---
               Accrued expenses
                  Ad valorem and production taxes                                                 7,439,465            4,386,969
                  Interest                                                                        2,360,780            1,494,667
                  Other                                                                           7,915,022            2,159,324
               Short-term note                                                                      ---               12,400,000
               Current portion of long-term debt                                                     30,000               30,000
                                                                                               ------------         ------------
                  Total current liabilities                                                      54,465,977           27,200,319
                                                                                               ------------         ------------
             ACCRUED AD VALOREM TAXES                                                             9,674,054            6,574,405

             LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                                          734,696              ---

             LONG-TERM BANK DEBT, net of current portion                                        301,000,000           51,000,000


             9 7/8% SENIOR SUBORDINATED NOTES, due 2003,
               net of unamortized discount of $433,875 and $463,125
               at June 30, 1996 and December 31, 1995, respectively                              74,566,125           74,536,875

             ASSET MONETIZATION DEBT                                                             23,500,000              ---

             DEFERRED INCOME TAXES                                                               80,818,599           23,603,540

             MINORITY INTEREST                                                                      (54,774)             ---

             STOCKHOLDERS' EQUITY
               Preferred stock, $.001 par value; 15,000,000 shares
                  authorized; none issued and outstanding at
                  June 30, 1996 and December 31, 1995                                               ---                  ---
               Common stock, $.001 par value, 30,000,000 shares authorized;
                  17,117,861 and 10,948,680 shares issued and outstanding
                  at June 30, 1996 and December 31, 1995, respectively                               17,118               10,949
               Additional paid-in capital                                                       162,879,064           97,717,908
               Retained earnings                                                                 24,320,299           22,484,572
               Treasury stock, at cost, 141,977 shares at June 30, 1996
                  and 75,077 shares at December 31, 1995                                         (1,754,817)          (1,039,303)
                                                                                               ------------         ------------
                  Total stockholders' equity                                                    185,461,664          119,174,126
                                                                                               ------------         ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $730,166,341         $302,089,265
                                                                                               ============         ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                              --------                                  --------

                                                      1996                 1995                 1996                 1995
                                                      ----                 ----                 ----                 ----
    REVENUES
      Oil and gas sales                              $21,282,730         $14,477,857           $34,962,160          $29,792,238
      Trading and transportation                       4,853,241              ---                4,853,241               ---
      Other gas revenues                                 630,641             332,090             1,104,704              754,343
      Interest income and other                           62,991              44,004               103,782               62,312
                                                     -----------         -----------           -----------          -----------
             Total revenues                           26,829,603          14,853,951            41,023,887           30,608,893
                                                     -----------         -----------           -----------          -----------

    EXPENSES
         Production taxes                              1,624,833           1,368,302             2,689,821            2,856,059
         Lease operating                               3,110,448           2,457,133             5,936,771            4,998,003
         Cost of trading and transportation            4,732,728              ---                4,732,728               ---
         Depreciation, depletion and amortization      9,084,532           7,156,599            15,191,958           14,331,518
         General and administrative                      899,501           1,019,618             1,762,293            2,183,830
         Interest                                      4,720,530           2,562,326             7,744,682            4,907,738
                                                     -----------         -----------           -----------          -----------
             Total expenses                           24,172,572          14,563,978            38,058,253           29,277,148
                                                     -----------         -----------           -----------          -----------


    INCOME BEFORE PROVISION
       FOR INCOME TAXES                                2,657,031             289,973             2,965,634            1,331,745


    PROVISION FOR INCOME TAXES                         1,012,330             110,480             1,129,907              512,145
                                                     -----------         -----------           -----------          -----------

    NET INCOME                                        $1,644,701            $179,493            $1,835,727             $819,600
                                                     ===========         ===========           ===========          ===========

    EARNINGS PER SHARE
        Earnings per common and common
          equivalent share                                 $0.14               $0.02                 $0.16                $0.07
                                                     ===========         ===========           ===========          ===========

        Earnings per common and common
          equivalent share assuming full dilution          $0.14               $0.02                 $0.16                $0.07
                                                     ===========         ===========           ===========          ===========


    WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING
        Weighted average number of common
          and common equivalent shares                12,058,000          11,505,000            11,604,000           11,486,000
                                                     ===========         ===========           ===========          ===========


        Weighted average number of common
          and common equivalent shares
          assuming full dilution                      12,058,000          11,505,000            11,604,000           11,486,000
                                                     ===========         ===========           ===========          ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                       THE SIX MONTHS ENDED JUNE 30, 1996


                                                                  Additional
                                                                  ----------
                                        Common Stock               Paid-In           Retained            Treasury Stock
                                        ------------               -------           --------            --------------
                                   Shares          Amount          Capital           Earnings         Shares           Amount
                                   ------          ------          -------           --------         ------           ------

Balance, December 31, 1993       10,948,680        $10,949       $97,713,613        $15,951,796        (28,913)       $ (377,591)

  Common stock options
    exercised, including
    income tax benefit               --               --               5,945            --               1,500            19,590


  Purchase of treasury stock         --               --              --                --             (13,500)         (233,962)

  Exercise of options by
    issuance of stock,
    including income tax
    benefit                          --               --                 798            --                 600             7,854


  Net income                         --               --              --              6,258,620           --               --

                                 ----------        -------      ------------        -----------        -------       -----------
Balance, December 31, 1994       10,948,680         10,949        97,720,356         22,210,416        (40,313)         (584,109)

  Purchase of treasury
    stock                            --               --              --                --             (63,700)         (846,625)

  Transfer of treasury
    stock to 401(k) Plan             --               --               3,328            --              26,536           358,287

  Exercise of options by
    issuance of stock,
    including income tax
    benefit                          --               --              (5,776)           --               2,400            33,144

  Net income                         --               --               --               274,156           --               --
                                 ----------        -------      ------------        -----------        -------       -----------
Balance, December 31, 1995       10,948,680         10,949        97,717,908         22,484,572        (75,077)       (1,039,303)


  Purchase of treasury
    stock                            --               --               --                --            (77,567)         (846,931)

  Issuance of common
    stock for Tide
    West acquisition              6,169,181          6,169        65,159,977             --               --               --


  Exercise of options by
    issuance of stock,
    including income tax
    benefit                          --               --               1,179             --             10,667           131,417


  Net income                         --               --              --              1,835,727           --               --

                                 ----------        -------      ------------        -----------        -------       ----------
Balance, June 30, 1996
  (Unaudited)                    17,117,861        $17,118      $162,879,064        $24,320,299       (141,977)      $(1,754,817)
                                 ==========        =======      ============        ===========        =======       ===========





                  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX  MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                                                     June 30,
                                                                                     --------
                                                                           1996                     1995
                                                                        -----------              ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $1,835,727                $819,600
   Adjustments to reconcile net income
        to net cash provided by operating activities:
      Depreciation, depletion and amortization                           15,191,958              14,331,518
      Amortization of deferred charges
        and debenture issue costs                                           403,913                 394,703
      Transfer of treasury stock to the 401(k) Plan                         ---                     378,141
      Loss (gain) on sale of fixed assets                                   (12,175)                 (7,162)
      Deferred income tax provision                                       1,125,315                 508,358
   Changes in assets and liabilities net of effect from
        purchase of Tide West:
      Decrease (increase) in accounts and notes receivable              (49,891,109)              1,801,275
      Increase in accounts payable and accrued expenses                  15,582,670               1,085,433
      Increase (decrease) in unearned income, net                           ---                    (346,136)
      Other                                                              (2,013,353)                918,206
                                                                        -----------              ----------
        Net cash provided by operating activities                       (17,777,054)             19,883,936
                                                                        -----------              ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Exploration and development costs                                    (30,615,568)            (36,568,412)
   Purchase of unproved and proved properties                          (129,613,524)                 ---
   Cash payment for the purchase of Tide West, net of
        cash acquired                                                   (85,125,084)                 ---
   Gas gathering and transportation facilities additions                   (185,048)               (366,524)
   Other property additions                                                (378,368)               (223,584)
   Proceeds from the sale of fixed assets and other property                 12,175                 346,788
   Increase (decrease) in property related payables                       9,619,169              (2,686,047)
                                                                        -----------              ----------
        Net cash used in investing activities                          (236,286,248)            (39,497,779)
                                                                        -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                   398,593,596              28,000,000
   Repayments of debt                                                  (136,758,900)             (8,000,000)
   Tide West acquisition costs                                           (2,694,840)                 ---
   Exercise of options                                                      132,596                  ---
   Purchase of treasury stock                                              (846,931)               (256,650)
                                                                        -----------              ----------
        Net cash provided by financing activities                       258,425,521              19,743,350
                                                                        -----------              ----------

 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       4,362,219                 129,507

 CASH AND CASH EQUIVALENTS, beginning of year                               116,581                 657,383
                                                                        -----------              ----------
 CASH AND CASH EQUIVALENTS, end of period                                $4,478,800                $786,890
                                                                        ===========              ==========
 SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid, net of capitalized interest                            $6,486,655              $4,500,675
                                                                        ===========              ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




Note 1.  General

        HS Resources, Inc., a Delaware Corporation (the "Company") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at June 30, 1996, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.  Basin and Tide West Acquisitions

        The Company acquired a portion of Basin Exploration, Inc.'s ("Basin") Denver-Julesburg ("D-J") Basin oil and gas properties as of March 1996 for $38 million. Subsequently, the Company sold $23.5 million of such assets to a limited liability company (the "Third Party") under an arrangement whereby the Third Party assumed all of the Company's liability for (and the Company was fully released from) $23.5 million of the Company's debt (the "Chase Asset Monetization Arrangement"). Although the Company has no liability of any sort for the assumed debt, the Third Party purchase is not recognized for financial reporting purposes pursuant to generally accepted accounting principles and reporting requirements promulgated by the Securities and Exchange Commission, and accordingly, the Company has consolidated in the accompanying financial statements the activities of the assets sold to the Third Party.

        On June 7, 1996, HS Resources completed the acquisition of the remaining D-J Basin assets of Basin comprised of certain oil and gas properties located in the Wattenberg field area near Denver, Colorado for approximately $87.5 million. The acquisition was accounted for using the purchase method of accounting. The Company began consolidating the results of these operations as of June 1, 1996.

        On June 17, 1996, the Company completed the merger of Tide West Oil Company ("Tide West") into a wholly owned subsidiary of the Company. Pursuant to the merger, Tide West shareholders received 0.6295 shares of HS Resources common stock and $8.704 cash for each outstanding share of Tide West common stock for an aggregate consideration of $187.7 million. HS Resources issued 6,169,181 shares of common stock, bringing its total shares outstanding to 17.1 million shares. Tide West was an independent oil and gas company with principal operations in portions of the Anadarko and Arkoma geologic basins located within Oklahoma and Texas, as well as additional operations located in Southern Oklahoma, Texas and New Mexico. The Company accounted for the merger using the purchase method of accounting and began consolidating Tide West's results as of June 17, 1996.

Note 3.  Pro forma Statements

 The following table sets forth condensed unaudited pro forma operating results of the Company for the six months ended June 30, 1996 and 1995. The condensed pro forma operating results assume that both Basin acquisitions and the Tide West merger (as discussed in Note 2) had occurred on January 1, 1995, instead of June 1996. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1995, and may not necessarily be indicative of future performance.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1996              1995
                                                    ----              ----
                                                         (unaudited)
 Revenues                                       $120,517,875      $101,857,472

 Net income (loss)                              $  3,625,577      $ (2,999,261)

 Net income (loss) per common share             $        .20      $      (0.17)

 Weighted average common shares outstanding       17,772,681        17,751,444

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         General. During 1996 the Company continued drilling and development activity in the D-J Basin and completed the Basin and Tide West acquisitions. At June 30, 1996, the Company owned interests in approximately 3,590 producing wells (of which it operated approximately 2,640) compared to approximately 1,160 wells (of which it operated more than 960) at June 30, 1995. The Company reported an increase in oil and gas sales for the quarter due to an increase in prices and production. The increase in production reflects the impact of the Company's first quarter drilling program in addition to the production acquired as a result of the Basin and Tide West acquisitions.

Comparison of Three Months and Six Months Ended June 30, 1996 and June 30, 1995

         Oil and Gas Revenues. For the comparative three month periods, oil production increased from 429 MBbls to 471 MBbls and gas production increased from 5,762 MMcf to 7,092 MMcf, or 10% and 23%, respectively. Oil prices increased by 22% from $16.67 to $20.40 per Bbl and gas prices increased by 30% from $1.27 to $1.65 per Mcf. The net effect of these changes resulted in an increase in oil and gas revenues from $14,477,857 to $21,282,730 or 47%. The Company also recognized $630,641 in other gas revenues from the sale of tax credits with respect to its Section 29 tax credit agreements.

         For the comparative six month periods, oil production decreased from 914 MBbls to 766 MBbls and gas production increased from 11,214 MMcf to 12,054 MMcf, or 16% and 7%, respectively. Oil prices increased by 21% from $16.38 to $19.78 per Bbl and gas prices increased by 24% from $1.32 to $1.64 per Mcf.
The net effect of these changes resulted in an increase in oil and gas revenues from $29,792,238 to $34,962,160 or 17%. The Company also recognized $1,104,704 in other gas revenues from the sale of tax credits with the respect to its
Section 29 tax credit agreements.

         The Company, through its gas marketing division and its wholly owned subsidiary, Tide West Trading & Transport Company, actively markets its own natural gas production, markets natural gas to third parties and supplies natural gas to end-users. Trading and transportation net margins were $120,513 for the second quarter of 1996 including $24,313 for Tide West Trading and Transportation Company for the period June 17 to June 30, 1996. There were no comparable revenues in 1995.

         Interest Income and Other Income. Interest and other income increased by $18,987, or 43%, for the three month comparative periods and by $41,470, or 67% for the six month comparative periods. The increase in interest and other income was mainly due to short term investing of the Company's available funds.

         Production Expenses. Lease operating expenses increased by $653,315, or 27%, for the three month comparative periods and by $938,768, or 19% for the six month comparative periods due to an increase in the number of producing wells. On a Boe basis, lease operating expenses increased from $1.77 to $1.88 for the three month comparative periods and from $1.80 to $2.14 for the six month comparative periods. Production taxes, increased by $256,531, or 19%, for the three month comparative periods and decreased by $166,238, or 6% for the six month comparative periods. Production taxes in 1996 reflect an adjustment for a reduction in the Company's severance tax rate. A cumulative rate adjustment for 1995 was recorded in the third quarter of 1995.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $1,927,933, or 27%, for the three month comparative periods and by $860,440, or 6% for the six month comparative periods due to an increase in production for the quarter and an increase in the depletion rate. As a result of the Basin and Tide West acquisitions the Company adjusted its depletion rate in June from $5.15 to $5.65 per Boe.

         General and Administrative Expense. General and administrative expense reflects costs incurred net of administrative costs directly attributable to drilling and well operations. Such costs are included in lease operating expenses or are capitalized. General and administrative expenses decreased $120,117, or 12%, for the three month comparative periods and by $421,537, or 19% for the six month comparative periods due to a staff reduction and realignment which occurred in November 1995 as well as an increase in COPAS reimbursements in 1996 as a result of the Basin acquisitions. On a Boe basis, general and administrative expenses decreased from $.73 to $.54 for the three month comparative periods and from $.78 to $.64 for the six month comparative periods.

         Interest Expense. Interest expense increased $2,158,204, or 84%, for the three month comparative periods and by $2,836,944, or 58% for the six month comparative periods due to increased borrowings on the Company's long-term bank debt.

CAPITAL COMMITMENTS, LIQUIDITY AND CAPITAL RESOURCES

Capital Commitments.   The Company's primary activities involve the
acquisition, development, and exploitation of oil and gas properties. Whenever possible, the Company structures its operating activities so as to minimize long term operational commitments and, thus, retain maximum flexibility to respond to opportunities and to changes in its cash flows. The Company's ongoing capital expenditure program assumes certain economic factors, including current and projected oil and gas prices, and can be adjusted from time to time to respond to changing economic conditions.

         The Company's development program is currently focused in three principal areas. The first component of the Company's capital expenditure program is development of its D-J Basin properties. To further consolidate the Company's position in the Wattenberg field area, the Company acquired a portion of Basin's D-J Basin oil and gas properties as of March 1996 for $38 million. Subsequently, the Company sold $23.5 million of such assets to the Third Party under an arrangement whereby the Third Party assumed all of the Company's liability for (and the Company was fully released from) $23.5 million of the Company's debt. Although the Company has no liability of any sort for the assumed debt, the Third Party purchase is not recognized for financial reporting purposes pursuant to generally accepted accounting principles and reporting requirements promulgated by the Securities and Exchange Commission. In June 1996, the Company acquired the remainder of Basin's D-J Basin oil and gas properties for approximately $87.5 million. The Company also incurred approximately $25.9 million in capital expenditures for drilling and recompleting wells and building gathering systems on the Company's existing Wattenberg field area properties during the six months ended June 30, 1996, compared to $12.1 million in 1995. The 1996 amount also includes costs incurred in 1996 on wells in progress at December 31, 1995.

         As part of its D-J Basin focus, in 1994, the Company entered into a D-J Basin exploration agreement with Union Pacific Resources Company ("UPRC"), pursuant to which it committed to spend (or cause to be spent) $9.25 million during the two years ending June 1996, and to meet certain other minimum obligations. All such commitments were met. In 1996, the Company elected to extend the agreement and has committed to spend approximately $2.4 million by June 1997. The Company has also entered into a number of other standard industry arrangements which require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements which individually and in the aggregate are not material.

         The second component of the Company's capital expenditure program is to develop onshore exploration prospects in the Gulf Coast region. In November 1995, the Company formed SouthTech Exploration, L.L.C. ("SouthTech"), a joint venture with Aspect Resources Limited-Liability Company. The joint venture uses advanced 3-D seismic and coherence technology to evaluate potential prospects. The Company funded approximately $2 million under the SouthTech agreement in 1995 for seismic, leasehold and overhead costs. In 1996, the Company is committed to spend $2.9 million for similar costs and for drilling, of which $1.2 million was funded as of June 30, 1996. In a separate transaction, the Company entered into an exploration and development agreement with GeoSearch, Inc. ("GeoSearch"), in June 1996, in which the Company purchased from GeoSearch interests in properties in the Gulf Coast for a total of $1.9 million, of which $1.2 million was paid in cash while the remaining portion was
funded with a promissory note.   Under the terms of the agreement, GeoSearch
will be responsible for the generation and development of prospects in the project areas. Although the Company has no current obligation to do so, it anticipates spending approximately $4.3 million for seismic, leasehold, drilling and overhead costs in 1996.

         The third component of the Company's capital expenditure program is the continued exploitation of the properties acquired as a result of the merger effective June 17, 1996 with Tide West. The Company is currently evaluating a variety of opportunities which include increased density drilling, recompletions and field extensions.

         As of June 30, 1996, the Company incurred total exploration and development capital expenditures of $30.6 million, including $25.9 million attributable to drilling approximately 100 wells in the D-J Basin. For the balance of 1996, the Company currently estimates capital expenditures will be $15 million to $25 million, which will be allocated in varying amounts to activities in the Rocky Mountains, the mid-continent properties recently acquired in the Tide West merger and the Company's Gulf Coast projects. The Company continuously evaluates its inventory of drilling opportunities and adjusts the amount and allocation of its capital program based on a number of factors including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital positions. Accordingly, the Company's capital expenditure program in the second half of 1996 might be higher or lower than the range described above.

         In May 1995, the Company was named as one of several respondents by the United States Environmental Protection Agency ("EPA") in an administrative order brought by it against a third-party evaporation pit owner and operator. The Company does not believe that its share of reclamation costs will have a material impact on its financial position or results of operations. See Part II - Other Information - Legal Proceedings and Environmental Issues.

Liquidity and Capital Resources.

         The Company funded the cash portion of its capital expenditures primarily with borrowings under the Company's bank credit facility. On June 7, 1996, the Company entered into a $180 million revolving and senior term credit facility with The Chase Manhattan Bank, N.A., as Agent. On June 14, 1996 the Company amended the terms of its senior credit facility to increase the maximum credit amount to $350 million. Under the terms of the credit facility, no principal payments are required until June 14, 2001, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. The borrowing base, currently $340 million, is based on the underlying value of the Company's oil and gas properties. This facility bears interest at a base rate plus 0% to .5% or LIBOR plus .75% to

1.5%. As part of the senior credit financing, Tide West's senior bank debt in the amount of $39.5 million was fully repaid.

         In connection with the Chase Asset Monetization Arrangement, the Third Party, assumed debt of the Company in the amount of $23.5 million. The Company is currently considering entering into a similar arrangement with the Third Party covering the Second Basin acquisition. If the Chase Asset Monetization Arrangement is utilized in connection with the second Basin acquisition, the Third Party would assume approximately $60 million of Company debt. Although the Company has no obligation, direct or indirect, with respect to such assumed indebtedness ("Third Party Indebtedness"), under generally accepted accounting principles and the reporting requirements promulgated by the Securities and Exchange Commission, financial statements of the Company are required to be consolidated with the financial statements of the Third Party.

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

         The Company, through the merger with Tide West, was assigned interest rate exchange agreements with two financial institutions to hedge its interest rate on $40 million of the Company's borrowings at 8.7% for 1996 and 8.8% for 1997 through 1999. Under the terms of the agreement, the difference between the Company's fixed rate and three month LIBOR rate is received or paid by the Company.

         In support of the Company's ongoing oil and gas producing operations, the Company enters into various gas and oil product price hedging agreements. Under the agreements the difference between the current value for the Company's oil and gas, based upon current market prices, and a fixed price is received or paid by the Company. The Company records the payments received or made under these agreements in its oil and gas sales. In connection with the merger with Tide West the Company acquired additional agreements of this type.

         In August 1995, the Company signed a Term Sheet with TCW covering a proposed $90 million non-recourse, volumetric overriding royalty monetization facility (the "TCW Facility"). The TCW Facility may be used by the Company for a variety of corporate purposes, including acquisitions of new properties, exploration and development drilling, or the monetization of existing corporate properties, with the proceeds being used substantially at the Company's discretion, including repayment of bank debt.

         The Company anticipates that its available borrowing capacity of $39 million, at June 30, 1996, combined with its operating cash flow and its TCW Facility provide the Company with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. In addition, the Company is evaluating certain non-core properties and plans to make divestitures of such properties in the coming months. It is anticipated that the Company will apply the proceeds of such divestitures to outstanding indebtedness. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. The Company has developed its capital expenditure programs based on its currently available financial resources and expected cash flow from operations. If the Company experiences unforeseen changes in its working capital position or capital resources, management will revise the capital expenditure program accordingly or alternatively supplement the capital position through the issuance of additional debt or equity securities or by entering into joint venture arrangements.

         The Company is currently evaluating its sources of capital and is considering the most appropriate utilization of (i) the Chase Asset Monetization Arrangement, (ii) the TCW Facility, (iii) other off-balance sheet and/or non-recourse financing arrangements, (iv) divestitures of non-core assets of the Company, including assets acquired in connection with the Basin and Tide West acquisitions, and/or (v) possible issuances of new debt or equity securities of the Company. The Company is committed to reducing its long-term debt and is studying the various means by which it can do so. The Company believes that it will be able to arrange a favorable combination of financings to provide necessary capital to fund its ongoing capital requirements and to achieve a reduced level of debt.

         STATEMENTS MADE IN THIS 10-Q AS TO FUTURE EVENTS OR PLANS ARE UNCERTAIN AND SUBJECT TO CHANGE. MANY FACTORS MAY AFFECT THE COMPANY'S EXPECTATIONS AND PLANS. CAPITAL EXPENDITURE AND FINANCING PLANS MAY CHANGE IN CONNECTION WITH THE SUCCESS OF DRILLING ACTIVITIES, THE GENERAL AVAILABILITY OF CAPITAL, INTEREST RATES, AND CASH FLOW AVAILABLE FROM OPERATIONS. CASH FLOW AVAILABLE FROM OPERATIONS MAY CHANGE DEPENDING ON COSTS OF MATERIALS AND SERVICES, REGULATORY BURDENS AND COMMODITY PRICES.

         THE COMPANY'S EXPECTATIONS AND PLANS DEPEND SIGNIFICANTLY ON FUTURE PRODUCT PRICES. OIL AND NATURAL GAS PRICES ARE VOLATILE, AND THERE ARE SEVERAL POTENTIALLY SIGNIFICANT ADVERSE EFFECTS TO THE COMPANY WHICH CAN RESULT IF PRODUCT PRICES DECLINE MATERIALLY. FIRST, LOWER

PRODUCT PRICES WILL ADVERSELY IMPACT THE COMPANY'S CASH FLOW AND COULD CAUSE THE COMPANY TO (A) CURTAIL ITS CAPITAL PROGRAM, (B) BORROW ADDITIONAL AMOUNTS UNDER ITS REVOLVING CREDIT AGREEMENT, OR (C) ISSUE ADDITIONAL DEBT OR EQUITY SECURITIES. SECOND, LOWER PRODUCT PRICES COULD CAUSE THE BORROWING BASE UNDER THE COMPANY'S BANK CREDIT AGREEMENT TO BE REDUCED AND CERTAIN COVENANT TESTS TO BE ADVERSELY AFFECTED. THIRD, UNDER RULES PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, COMPANIES THAT FOLLOW THE FULL COST ACCOUNTING METHOD ARE REQUIRED TO MAKE QUARTERLY "CEILING TEST" CALCULATIONS. USING JUNE PRICES THE COMPANY WOULD HAVE A CEILING WRITE-DOWN. HOWEVER, THE SEC GUIDELINES ALLOW FOR THE RECOMPUTATION OF THE CEILING IF INCREASED PRICES BETWEEN THE PERIOD END DATE AND THE FILING DATE ARE SIGNIFICANT AND ARE MORE THAN SUFFICIENT TO COVER CAPITALIZED COSTS. JULY PRICES IN THE CEILING CALCULATION RESULT IN A CUSHION AND THEREFORE THE COMPANY HAS NOT REPORTED A CHARGE AGAINST EARNINGS FOR THE PERIOD. IF PRODUCT PRICES REMAIN LOW OR DECLINE FURTHER AND CANNOT BE OFFSET BY ADDITIONAL RESERVES, THE COMPANY COULD BE REQUIRED TO WRITE-DOWN ITS OIL AND GAS PROPERTIES IN A FUTURE PERIOD.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings & Environmental Issues

           Legal Proceedings.   During 1994, the Company was named as one of
three defendants in a quiet title action brought by certain landowners in Colorado and filed in Weld County District Court, Colorado (Civil Action No. 94-S-2118) challenging certain mineral reservations by the Company's assignor in its original surface conveyance. This action addresses two small tracts of the Company's mineral interests.

           In February 1995, the Company was named as one of many defendants in a suit brought in the District Court of Yuma County, Colorado (Case No. 95-CV-5) by several northeast Colorado royalty owners seeking royalty payment on certain deductions from gas sales.

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

           Environmental Issues. The owner of an oil field waste disposal facility, a major oil company and the Company were named as respondents by the EPA in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act ("RCRA") on May 11, 1995. WCWDI operated and continues to own an evaporation pit in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to health or the environment. The respondents have been working together with the EPA developing interim plans and studies, have permanently closed the facility and are mitigating the situation.

           The Company has utilized the facility in the past to dispose of its production and flowback water and believed that the facility was operating in compliance with all applicable legal requirements and, along with other oil and gas operators, paid fees to WCWDI to use the facility. There were a number of other significant contributors to the facility during the period reviewed by the EPA (1988 through 1994) and additional contributors during the period from 1977, when it was constructed, through 1988. The Company and the major oil company were named because they were deemed the major contributors of waste volumes to the facility for the period reviewed by the EPA. Certain other contributors are participating in their share of the reclamation costs.

           Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties utilizing the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. While technically the Company's liability in connection with this reclamation project is joint and several, based on the financial capability of the other named respondent and its similar legal position to the Company's, the Company believes it is highly unlikely that its liability for the project will exceed 50%. Furthermore, based on the Company's current knowledge of the project, 100% of the cost burden thereof would not have a material impact on the Company's financial condition or results of operations.

Item 2.    Changes in Securities.  None.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The Company held its annual meeting of the stockholders on June 17, 1996. The following matter was submitted to a vote of the stockholders.

           1. To elect P. Michael Highum and Michael J. Savage to serve as directors of the Company.

The matter was approved by the Company's stockholders at the meeting.

           The Company held a special meeting of the stockholders on June 17, 1996 in connection with the Tide West merger. The following matter was submitted to a vote of the stockholders.

           1. The approval of the issuance of 7,161,312 shares of the Company's common stock.

The matter was approved by the Company's stockholders at the meeting.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           The Company filed one Form 8-K dated June 6, 1996 regarding the completion of the Basin acquisition on June 6, 1996 and the merger with Tide West on June 17, 1996.

           a. List of Exhibits.

 EXHIBIT
 NUMBER                                              DESCRIPTION OF EXHIBITS
 ------                                              -----------------------
 2.1                Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996, among,
                    HSR, Merger Sub and Tide West (Incorporated by reference as Annex A to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-01991, filed on May 2,
                    1996).

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

 10.4               Form of Warrant No. W-10, dated January 28, 1992, and issued by the Company to NGP.
                    (Incorporated by reference as exhibit 4.16 to Amendment No. 1 to the Company's
                    Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

 10.5               Amended and Restated Employee Stock Incentive Plan.  (Incorporated by reference as
                    Exhibit 10.2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1
                    (file no. 33-52774), filed November 9, 1992).

 10.6               Common Stock Purchase Warrant dated July 12, 1990 by the Company to James E. Duffy.
                    (Incorporated by reference as Exhibit 10.5 to the Form 8, Second Amendment to Form 10
                    filed April 8, 1991.)

 10.7               HS Resources, Inc. Rule 701 Compensatory Benefit Plan.  (Incorporated by reference as
                    Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

 10.8               1992 Directors' Stock Option Plan.  (Incorporated by reference as Exhibit 10.10 to
                    Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

 10.8.1             1993 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.8.1 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed
                    March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

 10.9               Form of Indemnification Agreement for Directors of the Company.   (Incorporated by
                    reference as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,1996).

 10.10              Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and
                    Endowment and Foundation Realty, Ltd.--JMB III for the premises at One Maritime Plaza,
                    San Francisco, California. (Incorporated by reference as Exhibit 10.13 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31,
                    1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

 10.11              Stock Purchase Agreement dated July 30, 1993, between the Stockholders of BMR
                    Corporation, as Sellers, and the Company, as Buyer. (Incorporated by reference to
                    Exhibit 2.1 to the Company's current report on Form 8-K, filed August 13, 1993.)

 10.12              Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado.  (Incorporated by reference as
                    Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1994, filed August 12, 1994).

 10.13              Interest exchange agreement between Chase and the Company dated
                    May 9, 1995.  (Incorporated by reference as exhibit 10.19 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995).

 10.14              Agreement and Plan of Merger, dated as of February 25, 1996, among the Company, HSR
                    Acquisition, Inc. and Tide West.  (Incorporated by reference to Exhibit A to the
                    Company's Schedule 13D filed on March 6, 1996.)

 10.15              Agreement for Purchase and Sale of Assets (Monetization), dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc.
                    ("Orion").  (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on
                    March 12, 1996.)

 10.16              Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the
                    Company, Orion and Basin.  (Incorporated by reference to Exhibit A to the Company's
                    Schedule 13D filed on March 6, 1996.)

 10.17              Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg
                    Gas Investments, LLC.  (Incorporated by reference as Exhibit 10.26 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,
                    1996).

 10.18              Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust
                    Company of California as Rights Agent.  (Incorporated by reference as Exhibit 1 to HSR's
                    Form 8-A filed on March 11, 1996.)

 10.19              Purchase and Sale Agreement dated March 25, 1996 between Orion Acquisition, Inc., the
                    Company and Wattenberg Resources Land, L.L.C.  (Incorporated by reference as Exhibit
                    10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1996, filed May 15, 1996).

 10.20@             Credit Agreement, dated as of June 7, 1996, among the Company and The Chase Manahattan
                    Bank, N.A. ("Chase"), as Agent of the Banks signatory thereto.

 10.21@             Amended and Restated Credit Agreement, dated as of June 14, 1996, among the Company,
                    Chase, as Agent and the Banks signatory thereto.

 10.22@             First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase, in its individual capacity and as agent for the
                    Lenders.

 10.23@             Assignment of Liens and Amendment of Amended, Restated and Consolidated Mortgage,
                    Assignment of Production, Security Agreement and Financing Statement, dated June 14,
                    1996, among Chase (Assignor), Chase (Assignee) and HS Resources, Inc.

 10.24@             Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14,
                    1996.

 10.25@             Guaranty Agreement by Orion Acquisition, Inc. in favor of Chase, as Agent, dated June
                    14, 1996.

 10.26@             First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among Orion
                    Acquisition, Inc. and Chase, in its individual capacity and as agent for the Lenders.

 10.27@             First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW,
                    Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders.

 10.28@             Third Amendment and Supplement to Amended, Restated and Consolidated Mortgage,
                    Assignment of Production, Security Agreement and Financing Statement, dated as of July
                    15, 1996, by and between the Company and Chase.

 10.29@             Hedging agreement between Chase and the Company dated May 1, 1996.

 10.30@             Hedging agreement between Chase and the Company dated May 1, 1996

 10.31@             Hedging agreement between Chase and the Company dated June 1, 1996

 10.32@             Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments,
                    LLC dated April 25, 1996.

 10.33@             Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas
                    Investments, LLC dated May 21, 1996.

 10.34@             Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.35@             Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.36@             Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.37@             Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments,
                    LLC dated June 28, 1996.

 27@                Financial Data Schedule

___________________________________

          @      Filed herewith.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HS RESOURCES, INC.



Dated: August 14, 1996                    By:   /s/ JAMES E. DUFFY
                                             -------------------------------
                                          James E. Duffy
                                          Vice President and Chief Financial
                                          Officer

                                          By:   /s/ ANNETTE MONTOYA
                                             -------------------------------
                                          Annette Montoya
                                          Vice President and Principal
                                          Accounting Officer

                                EXHIBIT INDEX

 NUMBER                                              DESCRIPTION
 ------                                              -----------
 2.1                Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996, among,
                    HSR, Merger Sub and Tide West (Incorporated by reference as Annex A to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-01991, filed on May 2,
                    1996).
 3.1                Amended and Restated Certificate of Incorporation of HSR (Incorporated by reference to
                    Exhibit 3.1 to HSR's Form S-1, No. 33-52774, filed on October 2, 1992 (the "HSR 1992
                    Form S-1")).

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

 10.3.1             Amendment No. 1 to Amended Warrant No. W-1, dated December 30, 1991, and issued by the
                    Company to NGP.  (Incorporated by reference as Exhibit 4.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1991, filed on February 14,
                    1991.)
 10.4               Form of Warrant No. W-10, dated January 28, 1992, and issued by the Company to NGP.
                    (Incorporated by reference as exhibit 4.16 to Amendment No. 1 to the Company's
                    Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).

 10.5               Amended and Restated Employee Stock Incentive Plan.  (Incorporated by reference as
                    Exhibit 10.2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1
                    (file no. 33-52774), filed November 9, 1992).

 10.6               Common Stock Purchase Warrant dated July 12, 1990 by the Company to James E. Duffy.
                    (Incorporated by reference as Exhibit 10.5 to the Form 8, Second Amendment to Form 10
                    filed April 8, 1991.)
 10.7               HS Resources, Inc. Rule 701 Compensatory Benefit Plan.  (Incorporated by reference as
                    Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10 filed April 8, 1991.)

 10.8               1992 Directors' Stock Option Plan.  (Incorporated by reference as Exhibit 10.10 to
                    Amendment No. 1 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 9, 1992).
 10.8.1             1993 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.8.1 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed
                    March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

 10.9               Form of Indemnification Agreement for Directors of the Company.   (Incorporated by
                    reference as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,1996).

 10.10              Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and
                    Endowment and Foundation Realty, Ltd.--JMB III for the premises at One Maritime Plaza,
                    San Francisco, California. (Incorporated by reference as Exhibit 10.13 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31,
                    1994 (as amended by Form 10-K/A-1 on April 8, 1994)).

 10.11              Stock Purchase Agreement dated July 30, 1993, between the Stockholders of BMR
                    Corporation, as Sellers, and the Company, as Buyer. (Incorporated by reference to
                    Exhibit 2.1 to the Company's current report on Form 8-K, filed August 13, 1993.)

 10.12              Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado.  (Incorporated by reference as
                    Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1994, filed August 12, 1994).
 10.13              Interest exchange agreement between Chase and the Company dated
                    May 9, 1995.  (Incorporated by reference as exhibit 10.19 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995).

 10.14              Agreement and Plan of Merger, dated as of February 25, 1996, among the Company, HSR
                    Acquisition, Inc. and Tide West.  (Incorporated by reference to Exhibit A to the
                    Company's Schedule 13D filed on March 6, 1996.)

 10.15              Agreement for Purchase and Sale of Assets (Monetization), dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc.
                    ("Orion").  (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on
                    March 12, 1996.)
 10.16              Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the
                    Company, Orion and Basin.  (Incorporated by reference to Exhibit A to the Company's
                    Schedule 13D filed on March 6, 1996.)

 10.17              Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg
                    Gas Investments, LLC.  (Incorporated by reference as Exhibit 10.26 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25,
                    1996).
 10.18              Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust
                    Company of California as Rights Agent.  (Incorporated by reference as Exhibit 1 to HSR's
                    Form 8-A filed on March 11, 1996.)

 10.19              Purchase and Sale Agreement dated March 25, 1996 between Orion Acquisition, Inc., the
                    Company and Wattenberg Resources Land, L.L.C.  (Incorporated by reference as Exhibit
                    10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                    1996, filed May 15, 1996).

 10.20@             Credit Agreement, dated as of June 7, 1996, among the Company and The Chase Manahattan
                    Bank, N.A. ("Chase"), as Agent of the Banks signatory thereto.

 10.21@             Amended and Restated Credit Agreement, dated as of June 14, 1996, among the Company,
                    Chase, as Agent and the Banks signatory thereto.

 10.22@             First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase, in its individual capacity and as agent for the
                    Lenders.

 10.23@             Assignment of Liens and Amendment of Amended, Restated and Consolidated Mortgage,
                    Assignment of Production, Security Agreement and Financing Statement, dated June 14,
                    1996, among Chase (Assignor), Chase (Assignee) and HS Resources, Inc.

 10.24@             Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14,
                    1996.

 10.25@             Guaranty Agreement by Orion Acquisition, Inc. in favor of Chase, as Agent, dated June
                    14, 1996.

 10.26@             First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among Orion
                    Acquisition, Inc. and Chase, in its individual capacity and as agent for the Lenders.

 10.27@             First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW,
                    Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders.

 10.28@             Third Amendment and Supplement to Amended, Restated and Consolidated Mortgage,
                    Assignment of Production, Security Agreement and Financing Statement, dated as of July
                    15, 1996, by and between the Company and Chase.

 10.29@             Hedging agreement between Chase and the Company dated May 1, 1996.

 10.30@             Hedging agreement between Chase and the Company dated May 1, 1996

 10.31@             Hedging agreement between Chase and the Company dated June 1, 1996

 10.32@             Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments,
                    LLC dated April 25, 1996.

 10.33@             Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas
                    Investments, LLC dated May 21, 1996.

 10.34@             Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.35@             Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.36@             Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas
                    Investments, LLC dated June 14, 1996.

 10.37@             Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments,
                    LLC dated June 28, 1996.

 27@                Financial Data Schedule

___________________________________

          @      Filed herewith.