Form 10-Q
period 1996-09-30
HS RESOURCES INC
filed 1996-11-08
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------


Commission file number    0-18886
                      ----------------------------------------------------------

                               HS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         94-3036864
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                         94111
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               (415) 433-5795
                                                  ------------------------------

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                              -------        --------


                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes           No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on October 21, 1996: 16,975,884 after deducting 141,977 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


         Item 1.   Financial Statements

                   Consolidated Financial Statements:

                   Consolidated Balance Sheets - September 30, 1996
                   (Unaudited) and December 31, 1995  . . . . . . . . . . .   3

                   Unaudited Consolidated Statements of Operations - For the
                   Three Months and Nine Months Ended September 30, 1996 and
                   1995 . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                   Consolidated Statements of Stockholders' Equity - For
                   the Year Ended December 31, 1995 and the Nine Months
                   Ended September 30, 1996 (Unaudited) . . . . . . . . . .   6

                   Unaudited Consolidated Statements of Cash Flows -
                   For the Nine Months Ended September 30, 1996 and 1995  .   7

                   Notes to Unaudited Consolidated Financial Statements   .   8

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. . . . . . . . . . .   9


PART II.  OTHER INFORMATION


         Item 1.   Legal Proceedings & Environmental Issues   . . . . . . .  15

         Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . .  16

         Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . .  16

         Item 4.   Submission of Matters to a Vote of Security Holders  . .  16

         Item 5.   Other Information  . . . . . . . . . . . . . . . . . . .  16

         Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . .  16

                        PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                              HS RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                        September 30,      December 31,
                                                                        -------------      ------------
                                                                            1996               1995
                                                                            ----               ----
                                                                         (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                        $   5,944,246    $     116,581
      Margin deposits                                                        555,859             --
      Accounts receivable
           Oil and gas sales                                              23,405,637        6,344,672
           Trade                                                           2,602,915        1,300,244
           Other                                                           5,496,155        2,461,966
      Lease and well equipment inventory, at cost                          1,650,988          709,613
      Prepaid expenses and other                                             562,970          152,569
                                                                       -------------    -------------
              Total current assets                                        40,218,770       11,085,645
                                                                       -------------    -------------

OIL AND GAS PROPERTIES, at cost, using
      the full cost method
           Undeveloped acreage                                            58,036,033       26,778,702
           Costs subject to depreciation, depletion
              and amortization                                           712,196,567      341,382,375
              Less accumulated depreciation,
                  depletion and amortization                            (117,720,959)     (89,350,067)
                                                                       -------------    -------------
                  Net oil and gas properties                             652,511,641      278,811,010
                                                                       -------------    -------------

GAS GATHERING AND TRANSPORTATION FACILITIES,
      net of accumulated depreciation of $957,632 at
      September 30, 1996 and $739,010 at December 31, 1995                 5,146,038        4,913,692
                                                                       -------------    -------------

OTHER ASSETS
      Deferred charges and other                                           5,140,813        3,652,769
      Office and transportation equipment and other property, net of accumulated depreciation of $3,265,309 at
           September 30, 1996 and $2,457,070 at December 31, 1995          4,696,436        3,626,149
      Investment in Oil and Gas Limited Partnership                          975,835             --
                                                                       -------------    -------------
                  Total other assets                                      10,813,084        7,278,918
                                                                       -------------    -------------
                  TOTAL ASSETS                                         $ 708,689,533    $ 302,089,265
                                                                       =============    =============



      The accompanying notes are an integral part of these consolidated financial statements.

                              HS RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                        September 30,      December 31,
                                                                        -------------      ------------
                                                                            1996              1995
                                                                            ----              ----
                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable
            Trade                                                       $  11,918,766    $   4,638,286
            Revenue                                                         6,216,370        2,091,073
            Gas purchases                                                   7,738,607             --
       Accrued expenses
            Ad valorem and production taxes                                 3,445,999        4,386,969
            Interest                                                        5,072,653        1,494,667
            Other                                                           2,187,940        2,159,324
       Short-term note                                                           --         12,400,000
       Current portion of long-term debt                                       30,000           30,000
                                                                        -------------    -------------
            Total current liabilities                                      36,610,335       27,200,319
                                                                        -------------    -------------

ACCRUED AD VALOREM TAXES AND OTHER                                         11,292,785        6,574,405

LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                                 734,696             --

LONG-TERM BANK DEBT, net of current portion                               317,000,000       51,000,000

9 7/8% SENIOR SUBORDINATED NOTES, due 2003,
       net of unamortized discount of $419,250 and $463,125
       at September 30, 1996 and December 31, 1995, respectively           74,580,750       74,536,875

DEFERRED INCOME TAXES                                                      81,653,770       23,603,540

STOCKHOLDERS' EQUITY
       Preferred stock, $.001 par value; 15,000,000 shares
            authorized; none issued and outstanding at
            September 30, 1996 and December 31, 1995                             --               --
       Common stock, $.001 par value, 30,000,000 shares authorized;
            17,117,861 and 10,948,680 shares issued and outstanding
            at September 30, 1996 and December 31, 1995, respectively          17,118           10,949
       Additional paid-in capital                                         162,877,883       97,717,908
       Retained earnings                                                   25,677,313       22,484,572
       Treasury stock, at cost, 141,977 shares at September 30, 1996
            and 75,077 shares at December 31, 1995                         (1,755,117)      (1,039,303)
                                                                        -------------    -------------
            Total stockholders' equity                                    186,817,197      119,174,126
                                                                        -------------    -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 708,689,533    $ 302,089,265
                                                                        =============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                              HS RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30
                                                           -------------                  ------------
                                                       1996            1995           1996           1995
                                                       ----            ----           ----           ----
REVENUES
      Oil and gas sales                            $ 32,206,719   $ 11,220,499    $ 67,168,879   $ 41,012,737
      Trading and transportation                     14,683,333           --        19,536,574           --
      Other gas revenues                                675,553        700,000       1,780,257      1,454,343
      Interest income and other                         173,086         72,312         276,868        134,624
                                                   ------------   ------------    ------------   ------------
         Total revenues                              47,738,691     11,992,811      88,762,578     42,601,704
                                                   ------------   ------------    ------------   ------------

EXPENSES
      Production taxes                                2,369,573        320,876       5,059,394      3,176,935
      Lease operating                                 5,730,252      2,548,728      11,667,023      7,546,731
      Cost of trading and transportation             14,218,629           --        18,951,357           --
      Depreciation, depletion and amortization       14,330,624      6,261,223      29,522,582     20,592,741
      General and administrative                      1,160,307        812,917       2,922,600      2,996,747
      Interest                                        7,643,127      2,667,302      15,387,809      7,575,040
      Other expenses                                     93,713           --            93,713           --
                                                   ------------   ------------    ------------   ------------
         Total expenses                              45,546,225     12,611,046      83,604,478     41,888,194
                                                   ------------   ------------    ------------   ------------

INCOME BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                  2,192,466       (618,235)      5,158,100        713,510

PROVISION (BENEFIT) FOR INCOME TAXES                    835,453       (235,548)      1,965,359        276,597
                                                   ------------   ------------    ------------   ------------

NET INCOME (LOSS)                                  $  1,357,013   $   (382,687)   $  3,192,741   $    436,913
                                                   ============   ============    ============   ============

EARNINGS PER SHARE
      Net income (loss) per common and common
         equivalent share                          $       0.08   $      (0.03)   $       0.24   $       0.04
                                                   ============   ============    ============   ============
      Net income (loss) per common and common
         equivalent share assuming full dilution   $       0.08   $      (0.03)   $       0.24   $       0.04
                                                   ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING
      Weighted average number of common
         and common equivalent shares                17,431,000     11,450,000      13,546,000     11,474,000
                                                   ============   ============    ============   ============

      Weighted average number of common
         and common equivalent shares
         assuming full dilution                      17,442,000     11,450,000      13,549,000     11,474,000
                                                   ============   ============    ============   ============


      The accompanying notes are an integral part of these consolidated financial statements.

                              HS RESOURCES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                   THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                             Common Stock           Additional
                                             ------------           ----------                         Treasury Stock
                                                                     Paid-In          Retained         --------------
                                                                     -------          --------
                                         Shares         Amount       Capital          Earnings       Shares        Amount
                                         ------         ------       -------          --------       ------        ------
Balance, December 31, 1993              10,948,680   $   10,949   $  97,713,613    $  15,951,796    (28,913)   $    (377,591)

     Common stock options
        exercised, including
        income tax benefit                    --           --             5,945             --        1,500           19,590

     Purchase of treasury
        stock                                 --           --              --               --      (13,500)        (233,962)

     Exercise of options
        by issuance of
        treasury stock,
        including income
        tax benefit                           --           --               798             --          600            7,854

     Net income                               --           --              --          6,258,620       --               --
                                        ----------   ----------   -------------    -------------   --------    -------------

Balance, December 31, 1994              10,948,680       10,949      97,720,356       22,210,416    (40,313)        (584,109)

     Purchase of treasury
        stock                                 --           --              --               --      (63,700)        (846,625)

     Transfer of treasury
        stock to 401(k) Plan                  --           --             3,328             --       26,536          358,287

     Exercise of options by
        issuance of treasury
        stock, including income
        tax benefit                           --           --            (5,776)            --        2,400           33,144

     Net income                               --           --              --            274,156       --               --
                                        ----------   ----------   -------------    -------------   --------    -------------

Balance, December 31, 1995              10,948,680       10,949      97,717,908       22,484,572    (75,077)      (1,039,303)

     Purchase of treasury stock               --           --              --               --      (77,867)        (850,945)

     Issuance of common stock
        for Tide West acquisition        6,169,181        6,169      65,158,796             --         --               --

     Exercise of options by
        issuance of treasury stock,
        including income tax benefit          --           --             1,179             --       10,967          135,131

     Net income                               --           --              --          3,192,741       --               --
                                        ----------   ----------   -------------    -------------   --------    -------------

Balance, September 30, 1996
   (Unaudited)                          17,117,861   $   17,118   $ 162,877,883    $  25,677,313   (141,977)   $  (1,755,117)
                                        ==========   ==========   =============    =============   ========    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                              HS RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)

                                                                                 September 30,
                                                                                 -------------
                                                                             1996             1995
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $   3,192,741    $     436,913
      Adjustments to reconcile net income
            to net cash provided by operating activities:
          Depreciation, depletion and amortization                          29,522,582       20,592,741
          Amortization of deferred charges
            and debenture issue costs                                          621,193          583,188
          Transfer of treasury stock to the 401(k) Plan                           --            378,141
          Gain on sale of fixed assets                                         (12,175)         (52,545)
          Deferred income tax provision                                      1,960,486          272,810
      Changes in assets and liabilities net of effect from
            purchase of Tide West:
          Decrease (increase) in accounts and notes receivable              (5,019,888)       3,414,523
          Increase in accounts payable and accrued expenses                  3,367,125        2,999,871
          Decrease in unearned income, net                                        --         (1,055,321)
          Other                                                                369,191          788,171
                                                                         -------------    -------------
            Net cash provided by operating activities                       34,001,255       28,358,492
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Exploration, development, and leasehold costs                        (40,329,316)     (30,797,115)
      Purchase of unproved and proved properties                          (128,391,646)     (12,542,071)
      Cash payment for the purchase of Tide West, net of cash acquired     (85,125,084)            --
      Gas gathering and transportation facilities additions                   (450,968)        (514,221)
      Other property additions                                                (644,219)         (90,372)
      Proceeds from the sale of properties                                   9,678,851             --
      Proceeds from the sale of fixed assets and other property                 12,175          419,116
      Increase (decrease) in property related payables                       5,582,656       (3,836,625)
                                                                         -------------    -------------
            Net cash used in investing activities                         (239,667,551)     (47,361,288)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from debt                                                   364,093,596       30,000,000
      Repayments of debt                                                  (149,258,900)     (10,000,000)
      Tide West acquisition costs                                           (2,696,021)            --
      Exercise of options                                                      136,310             --
      Purchase of treasury stock                                              (850,945)        (577,745)
      Other                                                                     69,921             --
                                                                         -------------    -------------
            Net cash provided by financing activities                      211,493,961       19,422,255
                                                                         -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    5,827,665          419,459

CASH AND CASH EQUIVALENTS, beginning of year                                   116,581          657,383
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                 $   5,944,246    $   1,076,842
                                                                         =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:

      Interest paid, net of capitalized interest                         $  11,202,129    $   4,884,909
                                                                         =============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1.  General

         HS Resources, Inc., a Delaware Corporation (the "Company") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at September 30, 1996, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.  Basin Acquisitions and Tide West Merger

         In March and June 1996, the Company acquired all of Basin Exploration, Inc.'s ("Basin") Denver-Julesburg ("D-J") Basin oil and gas properties (the "Acquisitions") for aggregate cash consideration of $125.5 million. The Acquisitions included a total of 850 gross wells with approximately 35 MMBoe of net proved reserves and approximately 5,500 Boe of net daily production. Subsequent to the March acquisition, the Company sold $23.5 million of such assets to a limited liability company (the "Third Party") under an arrangement whereby the Third Party assumed all of the Company's liability for (and the Company was fully released from) $23.5 million of the Company's debt (the "Chase Asset Monetization Arrangement"). On November 1, 1996, the Company exercised its option to repurchase the properties and assumed the debt of the Third Party. The assumed debt has been reflected as long term bank debt in the September 30, 1996 financial statements. These Acquisitions were accounted for using the purchase method of accounting and the Company began consolidating the results of operations as of March and June, 1996.

         On June 17, 1996, the Company completed the merger of Tide West Oil Company ("Tide West") into a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, Tide West shareholders received 0.6295 shares of HS Resources common stock and $8.704 cash for each outstanding share of Tide West common stock for an aggregate consideration of $187.7 million. HS Resources issued 6,169,181 shares of common stock, bringing its total shares outstanding to 17.1 million shares. The Merger added 1,259 gross wells, approximately 39.1 MMBoe of net proved reserves and 9,985 Boe of net daily production to the Company. Tide West was an independent oil and gas company with principal operations in portions of the Anadarko and Arkoma geologic basins located within Oklahoma and Texas, as well as additional operations located in

Southern Oklahoma, Texas and New Mexico. The Company accounted for the merger using the purchase method of accounting and began consolidating Tide West's results as of June 17, 1996.

Note 3.  Chenier Joint Venture

         In May 1996, the Company entered into a joint venture arrangement with Chenier Exploration, Inc. ("CEI"), pursuant to which the Company purchased from CEI and a third party, interests in properties in the Gulf Coast for approximately $1.9 million, of which $1.2 million was paid in cash and the remaining portion was funded with a promissory note. Under the terms of the agreements, CEI will be responsible for the generation and development of prospects in the project areas.

Note 4.  Pro forma Statements

        The following table sets forth condensed unaudited pro forma operating results of the Company for the nine months ended September 30, 1996 and 1995. The condensed pro forma operating results assume that both the Acquisitions and the Merger (as discussed in Note 2) had occurred on January 1, 1995. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1995, and may not necessarily be indicative of future performance.



                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1996                1995
                                                  ----                ----
                                                         (Unaudited)
Revenues                                     $  168,257,195     $  148,735,572
Net income (loss)                            $    5,726,465     $   (2,667,620)
Net income (loss) per common share           $         0.33     $        (0.15)
Weighted average common shares outstanding       17,431,000         17,719,899

Note 5.  Subsequent Event

        In November 1996, the Company commenced a private placement offering of $125 million of Senior Subordinated Notes. The Company intends to utilize proceeds from this offering to repay a portion of the outstanding balance due under its existing bank credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Over the past 12 months, the Company has undertaken several strategic initiatives that have positioned the Company for a period of significant growth in reserves, production, cash flow and earnings. In 1995, the Company articulated a strategy that included (i) consolidating in its core geographic areas, particularly the D-J Basin, (ii) diversifying its asset base outside of the D-J Basin, (iii) capturing more of the value stream by marketing its production and (iv) maximizing its financial flexibility. By completing the Acquisitions and the Merger and by forming two important, exploration-focused Gulf Coast joint ventures, SouthTech and Chenier, HSR has taken the fundamental initial steps to implement its strategy. Management's focus for the foreseeable future will be to continue to execute this strategy with particular emphasis on activities that maximize the financial returns from HSR's expanded asset base.

         The Company now has three significant core areas of operations, the geologic and geographic diversity of which combine to create an oil and natural gas company with attractive, long-lived reserves balanced with meaningful exposure to exploration and technologically-driven upside. The Company has also created a strategically important and profitable presence in the natural gas marketing, trading and transportation business, which provides the opportunity for the Company to increase its operating margins on production from both the D-J Basin and Mid-Continent areas.

         The United States oil and gas industry is subject to large variations in profitability due to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. Over the past year the industry has seen increases in both oil and natural gas prices from the relatively low price levels experienced in 1995. Several factors have lead to a positive fundamental outlook for the oil and gas industry and improved economics for production in the Company's core geographic areas. These include (i) historically low natural gas storage levels combined with relatively high wellhead capacity utilization, (ii) increasing overall natural gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production and (iv) successful application of advanced oil and natural gas exploration, drilling and production technologies.

NATURAL GAS PRICE CONSIDERATIONS

         Approximately 75% of the Company's proved producing reserves consist of natural gas located in the D-J Basin and Mid-Continent areas. The absolute level and volatility of natural gas prices have a material impact on the Company.

         During 1995 and early 1996, prices for Rocky Mountain natural gas were substantially below prices for natural gas in markets outside the Rocky Mountain region. This disparity was caused by low demand for Rocky Mountain gas due to an unusually warm winter season and above-normal availability of hydro-electric power in the West. This resulted in excess natural gas supply in the Rocky Mountains which led to downward price pressure in the Colorado Front Range market. However, in recent months, the market for the Company's natural gas has strengthened due to several factors. First, the excess supply from Wyoming natural gas producers has declined as a result of increased demand from West Coast markets. Second, in October 1995, the Colorado Public Utilities Commission approved tariff changes that effectively eliminated transportation costs for D-J Basin natural gas sold to the Colorado Front Range market, resulting in an approximately $0.40 per MMBtu transportation cost advantage for D-J Basin producers. Third, in the last 18 months, the supply of D-J Basin natural gas has declined due to reduced drilling in the D-J Basin and natural production declines. The average natural gas price received by the Company for its D-J Basin production has increased from $1.28 per Mcf in 1995 to $1.60 per Mcf in the first nine months of 1996. Recently, the Company has sold D-J Basin natural gas for as much as $2.50 per Mcf in the spot market. In addition, expansion of pipeline capacity has begun, which will, in mid- to late-1997, provide additional transportation outlets for Wyoming producers to markets other than the Colorado Front Range (the area from Denver north to Fort Collins and south to Colorado Springs). The Company believes that these developments will further reduce the disparity between D-J Basin pricing and pricing generally available elsewhere in the United States.

         The D-J Basin provides a significant portion of the Company's natural gas production. Historically, the price of D-J Basin natural gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas pipeline ("CIG") Rocky Mountain Index. However, more recently, as a result of the tariff changes and the seasonal nature of demand in the Colorado Front Range, the price for D-J Basin natural gas tends to reflect the CIG Rocky Mountain index during the low demand summer months (generally April through October) and Mid-Continent indices during the high demand winter periods (generally November through March).

         Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average natural gas prices received by the Company in the Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1995 averaged $0.18 per Mcf less than the Henry Hub price. The average natural gas price received in the Mid-Continent since the Merger in June 1996, was $1.98, or $0.29 below the Henry Hub price.

OIL PRICE CONSIDERATIONS

         Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate ("NYMEX-WTI") crude oil closing prices. The Company's average oil price for 1995 was approximately $1.77 below NYMEX-WTI closing prices. The average oil price for the nine months ended September 30, 1996, was approximately $0.53 below NYMEX-WTI closing prices. The increase in the relative value of the Company's oil production during 1996 is a result of renegotiation of several oil contracts, as well as the general increase in the market value of the Company's oil production in the D-J Basin.

RESULTS OF OPERATIONS

         The Company's results of operations have been significantly affected by the Acquisitions, the Merger and its drilling program. Fluctuations in oil and natural gas prices have also significantly affected the Company's results. The following table reflects the Company's oil and natural gas production and its average oil and natural gas prices for the periods presented.

                                                 HISTORICAL
                                      ---------------------------------
                                        NINE MONTHS       THREE MONTHS
                                           ENDED            ENDED
                                       SEPTEMBER 30,     SEPTEMBER 30,
                                      ---------------   ----------------
                                       1995     1996     1995     1996
                                      ------   ------   ------   -------
Net production:
  Oil (MBbls)....................      1,263    1,360      349       594
  Natural gas (MMcf).............     16,328   23,221    5,115    11,168
  Oil equivalent (MBoe)..........      3,985    5,230    1,202     2,456
Average net daily production:
  Oil (Bbls).....................      4,627    4,965    3,797     6,460
  Natural gas (Mcf)..............     59,591   84,750   55,593   121,388
  Oil equivalent (Boe)...........     14,559   19,090   13,062    26,691
Average sales price per unit:
  Oil ($/Bbls)(1)................     $16.29   $20.32   $16.06   $ 21.02
  Natural gas ($/Mcf)(1).........       1.25     1.70     1.10      1.77

---------------

(1) Includes the effects of hedging activities.

Comparison of Three Months and Nine Months Ended September 30, 1996 and September 30, 1995

         Oil and Natural Gas Revenues. For the comparative three month periods, oil production increased from 349 MBbls to 594 MBbls, and natural gas production increased from 5,115 MMcf to 11,168 MMcf, or 70% and 118%, respectively. These production increases were the result of additional production from the properties acquired in the Acquisitions and the Merger and new wells drilled by the Company in the D-J Basin in early 1996. Oil prices increased by 31%, from $16.06 to $21.02 per Bbl, and natural gas prices increased 61%, from $1.10 to $1.77 per Mcf. The net effect of these changes resulted in an increase in oil and natural gas revenues from $11.2 million to $32.2 million, or 187%. The Company also recognized $675,553 in other revenues from the sale of tax credits under its Section 29 tax credit agreements.

         For the comparative nine month periods, oil production increased from 1,263 MBbls to 1,360 MBbls and natural gas production increased from 16,328 MMcf to 23,221 MMcf, or 8% and 42%, respectively. Oil prices increased by 25%, from $16.29 to $20.32 per Bbl, and natural gas prices increased by 36%, from $1.25 to $1.70 per Mcf. The net effect of these changes resulted in an increase in oil and natural gas revenues from $41.0 million to $67.2 million, or 64%. The Company also recognized $1.8 million in other revenues from the sale of tax credits under its Section 29 tax credit agreements during the nine months ended September 30, 1996. On a pro forma basis, production decreased by 11%, from 8,465 MBoe to 7,513 MBoe, during the nine months ended September 30, 1995, compared to the same period in 1996, respectively, primarily as a result of a natural decline in initial production from certain of the Company's existing wells and from certain of the wells acquired in the Acquisitions. The decrease in production was also partially attributable to the fact that the Company deferred its drilling program in mid-1995 due to low natural gas prices.

         The Company, through its natural gas marketing division and wholly owned subsidiary, Tide West Trading & Transport Company ("TWTT"), actively markets its own natural gas production, markets natural gas to third parties and supplies natural gas to end users. Trading and transportation net operating margins were $464,704 for the third quarter of 1996 and $585,217 for the nine months ended September 30, 1996, including $563,070 from TWTT from the date of the Merger to September 30, 1996. There were no comparable revenues in 1995.

         Interest Income and Other Income. Interest and other income increased by $100,774, or 139%, for the three month comparative periods and by $142,244, or 106%, for the nine month comparative periods. The increase in interest and other income was mainly due to short term investing of the Company's available funds as well as gain recorded on the sale of assets.

         Production Expenses. Lease operating expenses increased by $3.2 million, or 125%, for the three month comparative periods and by $4.1 million, or 55%, for the nine month comparative periods due to an increase in the number of producing wells. On a Boe basis, lease operating expenses increased from $2.12 to $2.33 for the three month comparative periods and from $1.89 to $2.23 for the nine month comparative periods. Production taxes increased by $2.0 million, or 638%, for the three month comparative periods and increased by $1.9 million, or 59%, for the nine month comparative periods due to increased production and prices. Production taxes in 1996 reflect an adjustment for a reduction in the Company's severance tax rate. A cumulative rate adjustment for 1995 was recorded in the third quarter of 1995.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased $8.1 million, or 129%, for the three month comparative periods and by $8.9 million, or 43%, for the nine month comparative periods due to an increase in production and an increase in the depletion rate. As a result of the Acquisitions and the Merger, the Company adjusted its depletion rate in June 1996 from $5.15 to $5.65 per Boe.

         General and Administrative Expense. General and administrative expense reflects costs incurred net of administrative costs directly attributable to drilling and well operations. Such costs are included in lease operating expenses or are capitalized. General and administrative expenses increased $347,390, or 43%, for the three month comparative periods and decreased by $74,147, or 2%, for the nine month comparative periods. The increase for the three month comparative periods is primarily attributable to the Merger and the retention of former Tide West employees. The decrease for the nine month comparative periods reflects an increase in COPAS reimbursements for well operating expenses from third parties in 1996 as a result of the Acquisitions. These reimbursements have been partially offset by the increase in general and administrative expenses attributable to the Company's Mid-Continent activities. On a per Boe basis, general and administrative expenses decreased from $0.68 to $0.47 for the three month comparative periods and from $0.75 to $0.56 for the nine month comparative periods.

         Interest Expense. Interest expense increased $5.0 million, or 187%, for the three month comparative periods and by $7.8 million, or 103%, for the nine month comparative periods due to increased borrowings under the Company's bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

         The Company is committed to reducing its debt to total book capitalization ratio and is currently evaluating various alternatives by which to do so, including asset divestitures. The Company believes that it will be able to arrange a favorable combination of financing alternatives to fund its ongoing capital requirements and reduce its overall financial leverage. Until this debt ratio has been reduced, the Company currently plans to fund capital expenditures attributable to exploration and drilling activities primarily out of its expected cash flow from operations. The Company has financed, and expects to continue to finance, its acquisition activities, if any, with (i) cash flow from operations, (ii) borrowings under the Chase Facility (defined below),
(iii) public offerings of equity and debt, (iv) divestitures (including asset monetizations) of non-core assets and (v) the TCW Facility (defined below).

         On June 7, 1996, the Company entered into a $180 million revolving and senior bank credit facility with The Chase Manhattan Bank, as agent (the "Chase Facility"). On June 14, 1996, the Company amended the terms of the Chase Facility to increase the maximum credit amount to $350 million. Under the terms of the Chase Facility, no principal payments are required until June 14, 2001, assuming the Company maintains a Borrowing Base sufficient to support the outstanding loan balance. The Borrowing Base, currently $335 million, is based on the underlying value of the Company's oil and natural gas properties. The Chase Facility bears interest at the Base Rate plus 0% to 0.5% or LIBOR plus 0.75% to 1.5%. As part of the amendment to the Chase Facility, Tide West's senior bank debt in the amount of $39.5 million was fully repaid.

         In August 1995, the Company signed a Term Sheet with a Trust Company of the West-related entity covering a proposed $90 million non-recourse, volumetric overriding royalty monetization facility (the "TCW Facility"). The proceeds from the TCW Facility may be used by the Company at its discretion for a variety of corporate purposes, including acquisitions of new properties, exploration and development drilling, monetization of existing corporate properties, or repayment of bank debt. Effective July 1996, the Company sold certain non-strategic properties under the TCW Facility for total consideration of $9.4 million. The Company used the sale proceeds, plus internally generated cash, to repay $12 million of debt.

         The Company anticipates that its available borrowing capacity under the Chase Facility, combined with its operating cash flow and the TCW Facility, provide the Company with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. In addition, the Company is evaluating certain non-core properties and plans to divest approximately $65 million of such properties in the coming months. The Company anticipates that it will apply the proceeds of such divestitures to repay outstanding indebtedness. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity or debt securities or by entering into joint venture arrangements.

Capital Commitments

         For the nine months ended September 30, 1996, the Company incurred total exploration, development and leasehold capital expenditures of $40.3 million. For the balance of 1996, the Company currently estimates capital expenditures will be $10 million to $15 million, which will be allocated in varying amounts primarily to activities in the Company's three core geographic areas: the D-J Basin of the Rocky Mountains, the Anadarko and Arkoma Basins of the Mid-Continent and the on-shore Gulf Coast region. The Company continuously evaluates its inventory of drilling opportunities and adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital positions.

         A major component of the Company's capital expenditure program includes costs associated with the consolidation and development drilling in the D-J Basin, and, to a lesser extent, the development of its other Rocky Mountain properties. In the second quarter of 1996, the Company acquired Basin's D-J Basin properties for a total cash consideration of $125.5 million. The Acquisitions increased the Company's D-J Basin reserves by 35 MMBoe and production by 5,500 Boe per day. The Company also has incurred approximately $29.5 million in capital expenditures in the first nine months of 1996 for drilling and recompleting wells and building gathering systems on the Company's existing Wattenberg Field area properties, compared to $13 million in the first nine months of 1995.

         The second component of the Company's capital expenditure program is the continued exploitation of the properties acquired as a result of the Merger with Tide West. Since the completion of the Merger in June 1996, the Company has incurred total exploitation and development expenditures in the Mid-Continent area of $2.6 million. The Company is currently evaluating a variety of opportunities that include increased density drilling, recompletions and field extensions.

         The final component of the Company's capital expenditure program is to develop exploitation and exploration prospects in the Gulf Coast. The Company has entered into two joint ventures (described below). For the nine months ended September 30, 1996, the Company incurred total capital expenditures of $5.5 million in the Gulf Coast.

         The Company spent approximately $2.0 million under the SouthTech joint venture in 1995 for seismic, leasehold and overhead costs. In 1996, the Company has committed to spend approximately $2.9 million in similar costs and for drilling, of which $2.8 million was funded as of September 30, 1996. The Company may incur additional expenditures in SouthTech in 1996 beyond the minimum commitment.

         In June 1996, in connection with Chenier, the Company entered into an exploration and development agreement with Chenier Exploration, Inc. ("CEI"), pursuant to which the Company purchased from CEI and a third party interests in properties in the Gulf Coast for approximately $1.9 million, of which $1.2 million was paid in cash and the remaining portion was funded with a promissory note. Under the terms of the agreements, CEI will be responsible for the generation and development of prospects in the project areas. Although the Company has no current obligation to do so, HSR anticipates spending approximately $4.3 million for seismic, leasehold, drilling and overhead costs in 1996.

         In 1994, the Company entered into an exploration agreement with Union Pacific Resources Company covering drilling locations in the D-J Basin, pursuant to which the Company committed to spend $9.3 million during the two years ended June 1996 and meet certain other minimum obligations. All such commitments were met. In 1996, the Company elected to extend the agreement and committed to spend approximately $2.4 million by June 1997. The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

         Working capital at September 30, 1996, was $3.6 million. Net cash provided by operating activities in the nine months ended September 30, 1996, was $34.0 million, up from $28.4 million in the same period in 1995. This increase is primarily the result of increased oil and natural gas production revenues attributable to the larger number of producing wells resulting from its drilling activities and the wells acquired in the Acquisitions and the Merger, as well as higher product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints, none of which information is presently ascertainable.

Hedging

         In support of the Company's ongoing oil and natural gas producing operations, the Company utilizes various hedging strategies to hedge the price of portions of future oil and natural gas production, which include swap, collar, floor and ceiling arrangements. These hedging strategies address the fluctuations in the price of a commodity at a stated market center, and the price differential encountered when the point of sale is other than the market center (the "basis"). Under oil and natural gas hedging agreements, the difference between the current value for the Company's oil and natural gas, based upon current market prices, and a fixed price is received or paid by the Company. The Company records the payments received or made under these agreements in its oil and natural gas sales. In connection with the Merger, the Company assumed additional agreements of this type.

         The Company has entered into forward sales and swap arrangements with respect to approximately one-third of its gas production through the second quarter of 1997 at an average price of approximately $1.93 per Mcf. For the same period, the Company has hedged through collar arrangements approximately 70% of its current oil production at prices between $19.16 and $22.80 per Bbl.

         The Company's trading and transport business consists of numerous swap positions that are entered into to realize the margins available from dislocation in the natural gas commodity and transportation markets. The Company generally attempts to balance its positions so that its margins are captured and exposure to market price movement is minimized.

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

         The Company, through the Merger, assumed interest rate exchange agreements with two financial institutions to hedge its interest rate on $40 million of the Company's borrowings at 8.7% for 1996 and 8.8% for 1997 through 1999. Under the terms of these agreements, the difference between the Company's fixed rate and three month LIBOR rate is received or paid by the Company.

Contingencies

     In May 1995, the Company was named as a respondent by the United States Environmental Protection Agency (the "EPA") in an administrative order brought under the Resource Conservation and Recovery Act ("RCRA") by the EPA against the owner/operator of an oilfield production water evaporation facility. The Company does not believe that its share of reclamation costs will have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENT DISCLOSURE

         The foregoing discussion includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, hopes, beliefs, intentions and strategies regarding the future. The Company's actual results could differ materially from its expectations, discussed herein. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow from operations may change depending on costs of materials and services, regulatory burden and commodity prices.

         The Company's expectations and plans depend significantly on future product prices. Oil and natural gas prices are volatile, and there are several potentially significant adverse effects to the Company that can result if product prices decline materially. First, lower product prices will adversely impact the Company's cash flow and could cause the Company to (i) curtail its capital program, (ii) borrow additional amounts under the Chase Facility or
(iii) issue additional debt or equity securities on terms less favorable than might otherwise have been available. Second, lower product prices could cause the Borrowing Base under the Chase Facility to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Using September prices, the Company has a ceiling cushion. If product prices remain low or decline further and cannot be offset by additional reserves, the Company could be required to write down its oil and gas properties resulting in a charge against earnings. The likelihood or magnitude of any or all of these potential impacts are impossible to predict or quantify at this time.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings & Environmental Issues

         Legal Proceedings. During 1994, the Company was named as one of three defendants in a quiet title action brought by certain landowners in Colorado and filed in Weld County District Court, Colorado (Civil Action No. 94-S-2118) challenging certain mineral reservations by the Company's assignor in its original surface conveyance. This action addresses two small tracts of the Company's mineral interest.

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

Item 2. Changes in Securities.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.  None.

        a.  List of Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------

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

3.2 Second Amended and Restated By-Laws of HSR (Incorporated by reference to Exhibit 3.2 to the HSR 1992 Form S-1).

4.7 Form of Indenture dated December 1, 1993 entered into between the Company and the Trustee. (Incorporated by reference as Exhibit 4.7 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (file no. 33-70354), filed November 23,
                 1993).

10.1 Amended Note and Warrant Purchase Agreement dated January 15, 1991, among NGP, Resolute Resources, Inc., and the Company. (Incorporated by reference as Exhibit 4.4.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1990, filed February 14, 1991.)

10.1.1 Amended No. 1 to Note and Warrant Purchase Agreement dated June 28, 1991, between the Company and NGP. (Incorporated by reference as Exhibit 4.4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, filed September 30, 1991.)

10.1.2 Second Amendment to Note and Warrant Purchase Agreement dated August 17, 1992, between the Company and NGP. (Incorporated by reference as Exhibit 4.2.2 as Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (file no. 33-52774), filed November 19, 1992).

10.1.3 Third Amendment to Note and Warrant Purchase Agreement dated October 21, 1993, between the Company and NGP. (Incorporated by reference as Exhibit 4.1.3 to Amendment No. 3 to the Company's Registration Statement of Form S-3 (file no. 33-70354), filed November 23, 1993).

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

10.3.1 Amendment No. 1 to Amended Warrant No. W-1, dated December 30, 1991, and issued by the Company to NGP. (Incorporated by reference as Exhibit 4.6.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1991, filed February 14, 1991.)

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

10.8.1 1993 Directors' Stock Option Plan. (Incorporated by reference as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 9, 1994)).

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

10.11 Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado. (Incorporated by reference as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994).

10.12 Interest exchange agreement between Chase and the Company dated May 9, 1995. (Incorporated by reference as exhibit
                 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995).

10.13 Agreement and Plan of Merger, dated as of February 25, 1996, among the Company, HSR Acquisition, Inc. and Tide West. (Incorporated by reference to Exhibit A to the Company's
                 Schedule 13D filed on March 6, 1996.)

10.14 Agreement for Purchase and Sale of Assets (Monetization), dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc. ("Orion"). (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on March 12, 1996.)

10.15 Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the Company, Orion and Basin. (Incorporated by reference to Exhibit A to the Company's
                 Schedule 13D filed on March 6, 1996.)

10.16 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC.
                 (Incorporated by reference as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996).

10.17 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference as Exhibit 1 to HSR's Form 8-A filed on March 11, 1996).

10.18 Purchase and Sale Agreement dated March 25, 1996 between Orion Acquisition, Inc., the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996).

10.19* Credit Agreement, dated as of June 7, 1996, among the Company and The Chase Manhattan Bank, N.A. ("Chase"), as Agent of the Banks signatory thereto.

10.20* Amended and Restated Credit Agreement, dated as of June 14, 1996, among the Company, Chase, as Agent and the Banks signatory thereto.

10.21* First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase, in its individual capacity and as agent for the Lenders.

10.22* Assignment of Liens and Amendment of Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated June 14, 1996, among Chase (Assignor), Chase (Assignee) and HS Resources, Inc.

10.23* Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996.

10.24* Guaranty Agreement by Orion Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996.

10.25* First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among Orion Acquisition, Inc. and Chase, in its individual capacity and as agent for the Lenders.

10.26* First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW, Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders.

10.27* Third Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated as of July 15, 1996, by and between the Company and Chase.

10.28*           Hedging agreement between Chase and the Company dated May 1,
                 1996.

10.29*           Hedging agreement between Chase and the Company dated May 1,
                 1996.

10.30*           Hedging agreement between Chase and the Company dated June 1,
                 1996.

10.31* Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments, LLC dated April 25, 1996.

10.32* Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996.

10.33*           Purchase and Sale Agreement between Orion Acquisition, Inc.
                 and Wattenberg Gas Investments, LLC dated June 14, 1996.

10.34* Purchase and Sale Agreement between Wattenberg Resources Land, L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996.

10.35*           Purchase and Sale Agreement between Orion Acquisition, Inc.
                 and Wattenberg Gas Investments, LLC dated June 14, 1996.

10.36* Purchase and Sale Agreement between HS Resources, Inc. and Wattenberg Gas Investments, LLC dated June 28, 1996.

10.37@ Purchase and Sale Agreement between HSRTW, Inc. and Westtide Investments, LLC dated August 9, 1996.

10.38@ Acquisition Agreement between HS Resources, Inc. and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996.

27@              Financial Data Schedule

----------------------

                 @  Filed herewith.

                 * Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       HS RESOURCES, INC.



Dated: November 7, 1996                By:      /s/ JAMES E. DUFFY
                                                -----------------------------
                                                James E. Duffy
                                                Vice President and Chief
                                                Financial Officer

                                       By:      /s/ ANNETTE MONTOYA
                                                -----------------------------
                                                Annette Montoya
                                                Vice President and Principal
                                                Accounting Officer