Form 10-K/A
period 1996-12-31
HS RESOURCES INC
filed 1997-03-20
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A-1


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


10.5 1987 Stock Incentive Plan, as amended December 2, 1996. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 19, 1997).


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


10.32 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.33 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.34 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.35 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.36 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.37 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.38 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LC dated June 28, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)



10.39 Purchase and Sale Agreement between HSRTW, Inc. and Westtide Investments, LLC dated August 9, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)



10.40 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)



10.41 Purchase Agreement dated November 27, 1996 among the Company, Orion Acquisition, Inc., HSRTW, Inc., Salomon Brothers Inc., Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4, No 333- 19433, filed January 8, 1997.)



10.42 Registration Agreement dated November 27, 1996 among the Company, Orion Acquisition,Inc., HSRTW, Inc. and Salomon Brothers Inc. in its individual capacity and as agent for Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated.
           (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)



10.43 Employment Agreement between James Piccone and the Company dated April 21, 1995. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 19, 1997.)



23.1*      Consent of Arthur Andersen LLP



23.2*      Consent of Williamson Petroleum Consultants, Inc.



23.3*      Consent of Netherland, Sewell & Associates, Inc.



27 Finanacial Data Schedule. (Incorporated by reference to Exhibit 27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 19, 1997.)


----------
*    Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March, 1997.



                                        HS RESOURCES, INC.

                                        By /s/ JAMES M. PICCONE, ESQ.
                                           -----------------------------------
                                           James M. Piccone, Esq.
                                           Vice President, General
                                           Counsel and Secretary

                                 EXHIBIT INDEX


Exhibit                Description

23.1*      Consent of Arthur Andersen LLP

23.2*      Consent of Williamson Petroleum Consultants, Inc.

23.3*      Consent of Netherland, Sewell & Associates, Inc.
