Form 10-Q
period 1997-03-31
HS RESOURCES INC
filed 1997-05-15
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended        March 31, 1997
                                                -------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                         ------    ------


                   Commission file number           0-18886
                                          -------------------------------


                               HS RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-3036864
----------------------------------------       --------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


  One Maritime Plaza, Fifteenth Floor
      San Francisco, California                             94111
----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (415) 433-5795
                                                   ----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---        ---

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes         No
                              ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on April 30, 1997: 16,978,206 after deducting 160,358 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets - March 31, 1997 (Unaudited) and
                    December 31, 1996............................................................   3

                    Unaudited Consolidated Statements of Operations - For the
                    Three Months Ended March 31, 1997 and 1996...................................   5

                    Consolidated Statements of Stockholders' Equity - For the
                    Years Ended December 31, 1996 and 1995 and the Three Months
                    Ended March 31, 1997 (Unaudited).............................................   6

                    Unaudited Consolidated Statements of Cash Flows -
                    For the Three Months Ended March 31, 1997 and 1996...........................   7

                    Notes to Unaudited Consolidated Financial Statements.........................   8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................  11

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings & Environmental Issues.....................................  19

         Item 2.    Changes in Securities........................................................  20

         Item 3.    Defaults Upon Senior Securities..............................................  20

         Item 4.    Submission of Matters to a Vote of Security Holders..........................  20

         Item 5.    Other Information............................................................  20

         Item 6.    Exhibits and Reports on Form 8-K.............................................  20

                         PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements


                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                MARCH 31,      December 31,
                                                                                 1997             1996
                                                                              (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $   7,978,222    $   8,764,756
   Margin deposits                                                                 580,600          575,712
   Accounts receivable
          Oil and gas sales                                                     27,032,961       40,387,602
          Trade                                                                  2,450,798        2,255,359
          Other                                                                  6,385,067        5,625,980
   Lease and well equipment inventory, at cost                                   1,569,732        1,724,944
   Prepaid expenses and other                                                      710,272          513,471
                                                                             -------------    -------------
          Total current assets                                                  46,707,652       59,847,824
                                                                             -------------    -------------
OIL AND GAS PROPERTIES, AT COST, USING THE FULL COST METHOD
   Undeveloped acreage                                                          56,312,208       54,709,553
   Costs subject to depreciation, depletion and amortization                   738,382,868      727,411,293
   Less accumulated depreciation, depletion and amortization                  (141,955,634)    (129,940,868)
                                                                             -------------    -------------
          Net oil and gas properties                                           652,739,442      652,179,978
                                                                             -------------    -------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
   at cost, net of accumulated depreciation of $1,103,857 and
   $1,032,224 at March 31, 1997 and December 31, 1996, respectively              4,653,675        4,674,075
                                                                             -------------    -------------
OTHER ASSETS
   Deferred charges and other, net                                               8,763,842        8,954,781
   Office and transportation equipment and other property,
          net of accumulated depreciation of $3,968,934 and
          $3,401,739 at March 31, 1997 and December 31, 1996, respectively       4,722,819        4,708,436
   Investment in Oil and Gas Limited Partnership                                   905,284          920,285
                                                                             -------------    -------------
          Total other assets                                                    14,391,945       14,583,502
                                                                             -------------    -------------
TOTAL ASSETS                                                                 $ 718,492,714    $ 731,285,379
                                                                             =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                         MARCH 31,      December 31,
                                                                           1997             1996
                                                                       (UNAUDITED)
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable
         Trade                                                        $  18,770,933    $   9,124,831
         Revenue                                                         10,108,151        8,134,201
         Gas purchases                                                    7,921,741       13,878,187
     Accrued expenses
         Ad valorem and production taxes                                  7,582,440        7,516,095
         Interest                                                         7,759,650        3,179,627
         Other                                                            6,369,535        4,235,410
     Current portion of long-term debt                                       30,000           30,000
                                                                      -------------    -------------
         Total current liabilities                                       58,542,450       46,098,351
                                                                      -------------    -------------
ACCRUED AD VALOREM TAXES                                                 11,659,040        9,005,922
                                                                      -------------    -------------
LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                               734,696          734,696
                                                                      -------------    -------------
LONG-TERM BANK DEBT, NET OF CURRENT PORTION                             139,000,000      174,000,000
                                                                      -------------    -------------
9 7/8% SENIOR SUBORDINATED NOTES,
     due 2003, net of unamortized discount of
     $390,000 and $404,625 at March 31, 1997 and December 31, 1996,
     respectively                                                        74,610,000       74,595,375
9 1/4% SENIOR SUBORDINATED NOTES,
     due 2006, net of unamortized discount of $747,862 and
     $767,287 at March 31, 1997 and December 31, 1996, respectively     149,252,138      149,232,713
                                                                      -------------    -------------
DEFERRED INCOME TAXES                                                    87,433,358       84,828,612
                                                                      -------------    -------------
COMMITMENTS AND CONTINGENCIES
                                                                      -------------    -------------
MINORITY INTEREST IN OIL AND GAS LIMITED PARTNERSHIP                        165,094           66,149
                                                                      -------------    -------------
STOCKHOLDERS' EQUITY
     Preferred stock                                                           --               --
     Common stock, $.001 par value, 30,000,000 shares
         authorized; 17,138,564 and 17,127,861 shares issued
         and outstanding at March 31, 1997 and December 31, 1996,
         respectively                                                        17,139           17,128
     Additional paid-in capital                                         163,208,451      163,114,868
     Retained earnings                                                   35,800,905       31,433,399
     Deferred compensation                                                 (216,300)        (171,300)
     Treasury stock, at cost, 121,952 shares at March 31, 1997 and
         December 31, 1996                                               (1,714,257)      (1,670,534)
                                                                      -------------    -------------
         Total stockholders' equity                                     197,095,938      192,723,561
                                                                      -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 718,492,714    $ 731,285,379
                                                                      =============    =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                                       March 31,
                                                               ----------------------------
                                                                   1997            1996
                                                               ------------    ------------
REVENUES
     Oil and natural gas sales                                 $ 36,024,176    $ 13,679,430
     Trading and transportation                                  32,773,771            --
     Other gas revenues                                           1,095,602         474,063
     Interest income and other                                      268,265          40,791
                                                               ------------    ------------
         Total revenues                                          70,161,814      14,194,284
                                                               ------------    ------------
EXPENSES
     Production taxes                                             2,806,254       1,064,988
     Lease operating                                              6,430,212       2,826,323
     Cost of trading and transportation                          31,973,395            --
     Depreciation, depletion and amortization                    12,465,482       6,107,426
     General and administrative                                   1,727,043         862,792
     Interest                                                     7,703,684       3,024,152
                                                               ------------    ------------
         Total expenses                                          63,106,070      13,885,681
                                                               ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                          7,055,744         308,603
PROVISION FOR INCOME TAXES                                       (2,688,238)       (117,578)
                                                               ------------    ------------
NET INCOME                                                     $  4,367,506    $    191,025
                                                               ------------    ------------
EARNINGS PER SHARE
     Earnings per common and common equivalent share           $       0.25    $       0.02
                                                               ------------    ------------
     Earnings per common and common equivalent share
         assuming full dilution                                $       0.25    $       0.02
                                                               ------------    ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Weighted average number of common and common
         equivalent shares                                       17,576,000      11,149,000
                                                               ------------    ------------
     Weighted average number of common and common
         equivalent shares assuming full dilution                17,576,000      11,149,000
                                                               ------------    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 1996 AND 1995 AND
                     THE THREE MONTHS ENDED MARCH 31, 1997


                                         Common Stock       Additional                                       Treasury Stock
                                     ------------------       Paid-In        Retained      Deferred        -------------------
                                     Shares      Amount       Capital        Earnings     Compensation     Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994          10,948,680  $   10,949  $  97,720,356   $  22,210,416        --        (40,313)  $    (584,109)
   Purchase of treasury stock             --          --             --              --          --        (63,700)       (846,625)
   Transfer of treasury stock to
     401(k)Plan                           --          --            3,328            --          --         26,536         358,287
   Exercise of options by issuance
      of treasury stock, including
      income tax benefit                  --          --           (5,776)           --          --          2,400          33,144
Net income                                --          --             --           274,156        --           --              --
                                    ----------  ----------  -------------   -------------  ----------     --------   -------------

Balance, December 31, 1995          10,948,680      10,949     97,717,908      22,484,572        --        (75,077)     (1,039,303)
   Purchase of treasury stock             --          --             --              --          --       (113,817)     (1,460,490)
   Transfer of treasury stock to
     401(k) Plan                          --          --          (53,961)           --          --         20,025         246,708
   Issuance of common stock for
     Tide West acquisition           6,169,181       6,169     65,231,025            --          --           --              --
   Exercise of options by issuance
      of treasury stock, including
      income tax benefit                  --          --           48,606            --          --         46,917         582,551
   Issuance of restricted stock         10,000          10        171,290            --      (171,300)        --              --
   Net income                             --          --             --         8,948,827        --           --              --
                                    ----------  ----------  -------------   -------------  ----------     --------   -------------

Balance, December 31, 1996          17,127,861      17,128    163,114,868      31,433,399    (171,300)    (121,952)     (1,670,534)
   Purchase of treasury stock             --          --             --              --          --        (12,747)       (218,357)
   Exercise of options by issuance
      of treasury stock, including
      income tax benefit                  --          --          (38,811)           --          --         12,747         174,634
   Issuance of restricted stock          2,500           3         44,997            --       (45,000)        --              --
   Exercise of options by issuance
      of common stock, including
      income tax benefit                 8,203           8         87,397            --          --           --              --
   Net income                             --          --             --         4,367,506        --           --              --
                                    ----------  ----------  -------------   -------------  ----------     --------   -------------

BALANCE, MARCH 31, 1997
   (Unaudited)                      17,138,564  $   17,139  $ 163,208,451   $  35,800,905  $ (216,300)    (121,952)  $  (1,714,257)
                                    ==========  ==========  =============   =============  ==========     ========   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                                                March 31,
                                                                      ----------------------------
                                                                          1997            1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  4,367,506    $    191,025
     Adjustments to reconcile net income to net cash
            provided by operating activities
         Depreciation, depletion and amortization                       12,465,482       6,107,426
         Amortization of deferred charges and debenture issue costs        436,242          28,641
         Gain on sale of fixed assets                                         --           (12,000)
         Deferred income tax provision                                   2,604,746         117,578
         Decrease (increase) in accounts and notes receivable           12,400,115        (412,784)
         Increase in accounts payable and accrued expenses               7,771,751       5,527,790
         Other                                                             (23,706)       (448,158)
                                                                      ------------    ------------
     Net cash provided by operating activities                          40,022,136      11,099,518
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                      (18,074,230)    (50,879,759)
     Gas gathering and transportation facilities additions                 (51,233)        (24,043)
     Other property additions                                             (393,466)        (88,275)
     Proceeds from the sale of properties                                5,500,000            --
     Proceeds from the sale of fixed assets and other property                --            12,000
     Increase in property related payables                               7,325,466       3,960,393
                                                                      ------------    ------------
     Net cash used in investing activities                              (5,693,463)    (47,019,684)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                                       --        51,000,000
     Repayments of debt                                                (35,000,000)    (12,400,000)
     Debt and equity issuance costs                                       (219,023)           --
     Exercise of options                                                   135,823            --
     Purchase of treasury stock                                           (218,357)       (706,873)
     Issuance of common stock                                               87,405            --
     Minority interest                                                      98,945            --
                                                                      ------------    ------------
     Net cash (used in) provided by financing activities               (35,115,207)     37,893,127
                                                                      ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (786,534)      1,972,961
     Cash and cash equivalents, beginning of the period                  8,764,756         116,581
                                                                      ------------    ------------
     Cash and cash equivalents, end of the period                     $  7,978,222    $  2,089,542
                                                                      ------------    ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                       $  2,580,732    $    483,934
     Cash paid for income taxes                                       $    285,315    $       --
                                                                      ------------    ------------










              The accompanying notes are an integral part of these
                       consolidated financial statements.
 .

                               HS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.    General

         HS Resources, Inc., a Delaware Corporation (the "Company") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at March 31, 1997, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.  Pro forma Statements

         The following table sets forth condensed unaudited pro forma operating results of the Company for the three months ended March 31, 1997 and 1996. The condensed pro forma operating results assume that both Basin acquisitions and the Tide West merger had occurred on January 1, 1996, instead of June 1996. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1996, and may not necessarily be indicative of future performance. The March 31, 1997 amounts reflect the actual activity for the three months ended.


                                               Three Months Ended March 31,
                                               ----------------------------
                                                      (Unaudited)
                                                   1997           1996
                                               ------------   ------------
Revenues                                       $ 70,161,814   $ 58,383,337
Net income                                     $  4,367,506   $  1,389,021
Net income per common share                    $       0.25   $       0.08
Weighted average common shares outstanding       17,576,000     17,310,312



Note 3.  Summary of Guarantees on 9 1/4% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. and HSRTW, Inc. (the "Subsidiary Guarantors").

Sections 13 and 15 (d) of the Securities Exchange Act of 1934 require presentation of the following supplemental condensed consolidating financial statements of the Subsidiary Guarantors. Separate complete financial statements of the respective Subsidiary Guarantors are not material to investors. There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company.

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


                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 March 31, 1997

                                    ASSETS

                                                                                         Non-
                                                          Subsidiary Guarantors       Guarantor     Elimination
                                             HSR          HSRTW          Orion       Subsidiaries     Entries       Consolidation
                                        -------------  -------------  -------------  -------------  -------------   -------------
Cash and cash equivalents               $     125,127  $     685,670  $        --    $   7,821,717  $    (654,292)  $   7,978,222
Intercompany receivables                   41,199,679     13,666,727     41,360,136     41,249,712   (137,476,254)           --
Other current assets                       13,469,825      7,297,857      4,572,760     13,664,006       (275,018)     38,729,430
                                        -------------  -------------  -------------  -------------  -------------   -------------
      Total current assets                 54,794,631     21,650,254     45,932,896     62,735,435   (138,405,564)     46,707,652
                                        -------------  -------------  -------------  -------------  -------------   -------------
Oil and gas properties, net               296,143,763    224,311,538    121,374,457     10,909,684           --       652,739,442
Gas gathering and transportation
     facilities, net                             --             --             --        4,653,675           --         4,653,675
Deferred charges and other, net             8,392,516           --          342,773         28,553           --         8,763,842
Office and transportation equipment
     and other property, net                3,232,370      1,436,732           --           53,717           --         4,722,819
Investments in subsidiaries and
     other investments                    353,250,869     20,449,142           --          905,285   (373,700,012)        905,284
                                        -------------  -------------  -------------  -------------  -------------   -------------
      Total assets                      $ 715,814,149  $ 267,847,666  $ 167,650,126  $  79,286,349  $(512,105,576)  $ 718,492,714
                                        =============  =============  =============  =============  =============   =============

                                           LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities                     $  37,786,371  $   6,887,024  $      83,530  $  14,714,835  $    (929,310)  $  58,542,450
Intercompany payables                      84,133,213           --       35,674,353     17,668,688   (137,476,254)           --
Long-term bank debt and other debt,
     net of current  portion              139,734,696           --             --             --             --       139,734,696
9 7/8% subordinated notes, due 2003        74,610,000           --             --             --             --        74,610,000
9 1/4% subordinated notes, due 2006       149,252,138           --             --             --             --       149,252,138
Other noncurrent liabilities               11,659,040           --             --             --             --        11,659,040
Deferred income taxes                      21,542,753     60,233,474      1,932,530      3,724,601           --        87,433,358
Minority interest                                --             --             --             --          165,094         165,094
Stockholders' equity and
     partners' capital                    197,095,938    200,727,168    129,959,713     43,178,225   (373,865,106)    197,095,938
                                        -------------  -------------  -------------  -------------  -------------   -------------
      Total liabilities, stockholders'
          equity and partners' capital  $ 715,814,149  $ 267,847,666  $ 167,650,126  $  79,286,349  $(512,105,576)  $ 718,492,714
                                        =============  =============  =============  =============  =============   =============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                       Three Months Ended March 31, 1997

                                                                                            Non-
                                                             Subsidiary Guarantors        Guarantor     Elimination
                                                HSR           HSRTW         Orion        Subsidiaries     Entries     Consolidation
                                            ------------   ------------   ------------   ------------   ------------  -------------
Revenues
   Oil and natural gas sales                $ 13,423,566   $  9,275,688   $  3,157,176   $ 10,192,355   $    (24,609)  $ 36,024,176
   Trading and transportation                  2,931,649           --             --       35,895,569     (6,053,447)    32,773,771
   Other revenues                              1,195,109        115,391           --          174,267       (120,900)     1,363,867
                                            ------------   ------------   ------------   ------------   ------------   ------------
       Total revenues                         17,550,324      9,391,079      3,157,176     46,262,191     (6,198,956)    70,161,814
                                            ------------   ------------   ------------   ------------   ------------   ------------
Expenses
   Production taxes and lease operating        2,952,335      2,419,534        958,101      2,906,496           --        9,236,466
   Cost of trading and transportation          2,799,010           --             --       35,252,441     (6,078,056)    31,973,395
   Depreciation, depletion and amortization    4,272,702      3,709,745      1,024,741      3,458,294           --       12,465,482
   General and administrative                  1,018,223        441,014           --          267,806           --        1,727,043
   Interest expense                            7,579,263        134,638         11,454         99,229       (120,900)     7,703,684
                                            ------------   ------------   ------------   ------------   ------------   ------------
       Total expenses                         18,621,533      6,704,931      1,994,296     41,984,266     (6,198,956)    63,106,070
                                            ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before provision
   for income taxes                           (1,071,209)     2,686,148      1,162,880      4,277,925           --        7,055,744
Benefit (provision) for income taxes             408,131     (1,267,680)      (443,057)    (1,385,632)          --       (2,688,238)
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                (663,078)     1,418,468        719,823      2,892,293           --        4,367,506
Equity in earnings of subsidiaries             4,005,584      1,025,000           --             --       (5,030,584)          --
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net income                                  $  3,342,506   $  2,443,468   $    719,823   $  2,892,293   $ (5,030,584)  $  4,367,506
                                            ============   ============   ============   ============   ============   ============




                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31, 1997


                                                                                      Non-
                                                        Subsidiary Guarantors       Guarantor     Elimination
                                          HSR            HSRTW         Orion       Subsidiaries      Entries     Consolidation
                                      ------------   ------------   ------------   ------------   ------------   -------------
Cash flow provided by (used in)
   operating activities               $ 39,118,459   $ (3,536,175)  $   (855,885)  $  6,048,974   $   (753,237)  $ 40,022,136
                                      ------------   ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities
Exploration, development and
   leasehold costs                     (14,024,595)    (2,156,394)      (513,624)    (1,379,617)          --      (18,074,230)
Contributions to subsidiaries           (1,369,509)          --             --             --        1,369,509           --
Other                                    6,485,411      5,924,009           --          (28,653)          --       12,380,767
                                      ------------   ------------   ------------   ------------   ------------   ------------
        Net cash (used in)
             provided by
             investing activities       (8,908,693)     3,767,615       (513,624)    (1,408,270)     1,369,509     (5,693,463)
                                      ------------   ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities
Repayments of debt                     (35,000,000)          --             --             --             --      (35,000,000)
Contributions from equity holders             --             --        1,369,509           --       (1,369,509)          --
Other                                     (214,152)          --             --             --           98,945       (115,207)
                                      ------------   ------------   ------------   ------------   ------------   ------------
        Net cash (used in) provided
             by financing
             activities                (35,214,152)          --        1,369,509           --       (1,270,564)   (35,115,207)
                                      ------------   ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in
   cash and cash equivalents            (5,004,386)       231,440           --        4,640,704       (654,292)      (786,534)
Cash and cash equivalents,
   beginning of the year                 5,129,513        454,230           --        3,181,013           --        8,764,756
                                      ------------   ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents,
   end of the period                  $    125,127   $    685,670   $       --     $  7,821,717   $   (654,292)  $  7,978,222
                                      ============   ============   ============   ============   ============   ============


Certain non cash transactions have taken place between HSR and its subsidiaries related to the equity contributions. Accordingly, these transactions are not reflected in the statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL Over the past 12 months, the Company has undertaken several strategic initiatives that have positioned the Company for a period of significant growth in reserves, production, cash flow and earnings. In 1995, the Company articulated a strategy that included (i) consolidating in its core geographic areas, particularly the D-J Basin, (ii) diversifying its asset base outside of the D-J Basin, (iii) capturing more of the value stream by marketing its production and (iv) maximizing its financial flexibility. By completing the acquisition of all of the D-J Basin properties owned by Basin Exploration, Inc. (the "Acquisitions") and the merger with Tide West Oil Company (the "Merger") and by forming two important, exploration-focused Gulf Coast joint ventures, SouthTech and Chenier, HSR has taken the fundamental initial steps to implement its strategy. Management's focus for the foreseeable future will be to continue to execute this strategy with particular emphasis on activities that maximize the financial returns from HSR's expanded asset base.

The Company now has four significant core areas of operations, the geologic and geographic diversity of which combine to create an oil and natural gas company with attractive, long-lived reserves balanced with meaningful exposure to exploration and technologically-driven upside. The Company has also created a strategically important and profitable presence in the natural gas marketing, trading and transportation business, which provides the opportunity for the Company to increase its operating margins on production from both the D-J Basin and Mid-Continent areas and has begun an oil trading and transportation business to be engaged in the purchase, sale and transport of crude oil.

The United States oil and gas industry is subject to large variations in profitability due in part, to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. Over the past year the industry has seen increases in both oil and natural gas prices from the relatively low price levels experienced in 1995. Several factors have led to a positive fundamental outlook for the oil and gas industry and improved economics for production in the Company's core geographic areas. These include
(i) low natural gas storage levels combined with relatively high wellhead capacity utilization, (ii) increasing overall natural gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production, and expansion of pipeline capacity to transfer gas to markets outside the Colorado Front Range and (iv) successful application of advanced oil and natural gas exploration, drilling and production technologies.

NATURAL GAS PRICE CONSIDERATIONS Approximately 76% of the Company's proved producing reserves consist of natural gas located in the D-J Basin and Mid-Continent areas. The absolute level and volatility of natural gas prices have a material impact on the Company.

During 1995 and early 1996, prices for Rocky Mountain natural gas were substantially below prices for natural gas in markets outside the Rocky Mountain region. This disparity was caused by low demand for Rocky Mountain gas due to an unusually warm winter season and above-normal availability of hydro-electric power in the western United States. This resulted in excess natural gas supply in the Rocky Mountains which led to downward price pressure in the Colorado Front Range market. However, since the beginning of 1996, the market for the Company's D-J Basin natural gas had strengthened substantially due to several factors. First, the excess supply from Wyoming natural gas producers has declined as a result of increased demand from West Coast markets. Second, in October 1995, the Colorado Public Utilities Commission approved tariff changes that effectively eliminated transportation costs for D-J Basin natural gas sold to the Colorado Front Range market, resulting in an approximately $0.40 per MMBtu transportation cost advantage for D-J Basin producers. Third, the supply of D-J Basin natural gas has declined over the last two years due to reduced drilling in the D-J Basin and natural production declines. The average natural gas price received by the Company for its D-J Basin production has increased from $1.28 per Mcf in 1995 to $1.90 per Mcf in 1996 and $2.45 per Mcf in the first quarter of 1997. In addition, expansion of pipeline capacity has begun, which will, in mid-to-late 1997, provide additional transportation outlets for Wyoming producers to markets other than the Colorado Front Range. The Company believes that these developments will further reduce the disparity between D-J Basin pricing and pricing generally available elsewhere in the United States.

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

Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average natural gas prices received by the Company in the Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1996 averaged $0.25 per MMBtu less than the Henry Hub price. The average natural gas price received in the Mid-Continent since the Merger in June 1996 through December 31, 1996, was $2.24 per Mcf, or $0.29 below the Henry Hub price and the average price during the first quarter of 1997 was $2.72 or $0.26 below the Henry Hub price (before hedging).

OIL PRICE CONSIDERATIONS Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate ("NYMEX-WTI") crude oil closing prices. The Company's average oil price for 1995 was approximately $1.77 per Bbl below NYMEX-WTI closing prices. The average oil price for 1996 was approximately $0.45 below NYMEX-WTI closing prices and the average oil price for the first quarter of 1997 was approximately $0.85 per Bbl below NYMEX-WTI closing prices. The increase in the relative value of the Company's oil production during 1996 and the first quarter of 1997 is a result of renegotiation of several oil sales contracts, as well as the general increase in the market value of the Company's D-J Basin oil production.

RESULTS OF OPERATIONS During 1997 the Company continued drilling and development activity in the D-J Basin and exploitation activities in the Mid-Continent and the Gulf Coast. At March 31, 1997, the Company owned interests in more than 3,560 producing wells (of which it operated more than 2,580) compared to 1,350 wells (of which it operated more than 1,110) at March 31, 1996. The Company's results of operations have been significantly affected by the Acquisitions and the Merger, which occurred in 1996, and its drilling program. Fluctuations in oil and natural gas prices have also significantly affected the Company's results.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

OIL AND GAS REVENUES For the comparative periods, oil production increased from 295 MBbls to 559 MBbls and gas production increased from 4,962 MMcf to 9,971 MMcf, or 89% and 101%, respectively. Average oil prices realized increased by 14% from $18.80 to $21.34 per Bbl and average gas prices realized increased by 48% from $1.64 to $2.42 per Mcf. The production increases were the result of additional production from the properties acquired in the Acquisitions and the Merger and new wells drilled by the Company. The net effect of these changes resulted in an increase in oil and gas revenues from $13.7 million to $36 million or 163%. The Company also recognized $1.1 million in other gas revenues from the sale of tax credits with respect to its Section 29 tax credit agreements for the three months ended March 31, 1997 compared to $474,063 for the comparative period.

The Company, through its gas marketing division and its wholly owned subsidiary, HS Energy Services, Inc., actively markets a portion of its own natural gas production, markets natural gas to third parties and supplies natural gas to end-users. Trading and transportation net margins were $800,376 at March 31, 1997. There were no comparable revenues in the first quarter of 1996.

INTEREST INCOME AND OTHER INCOME Interest and other income increased by $227,474, or 558%, for the three months ended March 31, 1997. The increase in interest and other income was mainly due to short term investing of the Company's available funds, as well as income recorded on the Company's interest in a limited partnership of $97,235.

PRODUCTION EXPENSES Lease operating expenses increased by $3,603,889, or 128%, due to an increase in the number of producing wells. On a Boe basis, lease operating expenses increased from $2.52 to $2.90 for the comparative periods. This increase is primarily the result of a different mix of wells in the current year, including wells with historically higher operating costs which were acquired as a result of the Acquisitions and certain costs attributable to well site remediation in the Company's Wattenberg producing area. Production taxes increased by $1,741,266, or 164%, due to increased production and prices.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased $6,358,056, or 104%, due to an increase in production and an increase in the depletion rate. The depletion rate increased from $5.15 for the quarter ended March 31, 1996 to $5.41 for the quarter ended March 31, 1997. The Company adjusts its DD&A rate based on material changes in its reserves and on an annual basis based on year end engineering.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense reflects costs incurred net of administrative costs directly attributable to drilling and well operations, which costs are included in lease operating expenses or are capitalized. General and administrative expenses increased $864,251, or 100%. The increase for the comparative periods is primarily attributable to the Merger and retention of the former Tide West employees. On a Boe basis, general and administrative expenses increased from $0.77 to $0.78 for the comparative periods.

INTEREST EXPENSE Interest expense increased $4,679,532 or 155%, due to increased borrowings on the Company's long-term bank debt for the comparative periods. Also, in November 1996, the Company issued $150 million of 9 1/4% senior subordinated notes due in 2006.

PROVISION FOR INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 38.1% in 1997 and 1996. Due to significant intangible drilling costs, which are deductible for tax purposes, substantially all of the Company's tax provision in both periods is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

The Company is committed to reducing its debt to total book capitalization ratio and is currently evaluating various alternatives by which to do so, including asset divestitures. The Company believes that it will be able to arrange a favorable combination of financing alternatives to fund its ongoing capital requirements and reduce its overall financial leverage. Until this debt ratio is reduced, the Company currently plans to fund capital expenditures attributable to exploration and drilling activities primarily out of its expected cash flow from operations. The Company has financed, and expects to continue to finance, its acquisition activities, if any, with (i) cash flow from operations, (ii) borrowings under the Chase Facility (defined below),
(iii) public offerings of equity and debt, (iv) divestitures (including asset monetizations) of non-core assets and (v) the TCW Facility (as defined). Borrowings in connection with acquisitions may have the effect of increasing the Company's leverage.

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

In November 1996, the Company issued $150 million of 9 1/4% senior subordinated notes due in 2006 (the "Notes"). The offering of the Notes (the "Offering") was undertaken in order to replace a portion of the Company's outstanding indebtedness under the Chase Facility with fixed rate term debt. Upon consummation of the Offering and the application of the estimated net proceeds therefrom, the borrowing base under the Chase Facility was amended to $275 million, resulting in an amount available for borrowing of $136 million at March 31, 1997.

The Notes issued are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness (including the Company's 9 7/8% senior subordinated notes) and senior to any future subordinated indebtedness of the Company. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. and HSRTW, Inc. (the "Subsidiary Guarantors"). There are no significant contractual restrictions on distributions from each of the Subsidiary Guarantors to the Company. On April 25, 1997, the Company exchanged $150 million of new notes registered under the Securities Act of 1933 (the "New Notes") for the Notes which were offered in a private offering exempt from securities registration. The material terms of the New Notes are identical to the Notes.

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

The Company anticipates that its available borrowing capacity under the Chase Facility, combined with its operating cash flow and the TCW Facility, provide the Company with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. Since the consummation of the Merger and the Acquisitions, the Company has monetized $20 million of non-strategic properties, using the proceeds to reduce outstanding borrowings under the Chase Facility. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity or debt securities or by entering into joint venture arrangements.

Capital Commitments

For the three months ended March 31, 1997, the Company incurred total exploration, development and leasehold capital expenditures of $18.1 million. The Company estimates capital expenditures for 1997 will be between $65-$75 million, which will be allocated in varying amounts primarily to activities in the Company's four core geographic areas: the D-J Basin, the Northern Rockies, the Anadarko and Arkoma Basins of the Mid-Continent and the on-shore Gulf Coast region. The Company continuously evaluates its inventory of drilling opportunities and adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position.

A major component of the Company's capital expenditure program includes costs associated with the consolidation and development drilling in the D-J Basin, and, to a lesser extent, the development of its other Rocky Mountain properties. The Company has incurred approximately $12.4 million in capital expenditures in the three months ended 1997 for drilling and recompleting wells and building gathering systems on the Company's existing Wattenberg Field area properties, compared to $8 million in 1996.

The second component of the Company's capital expenditure program is the continued exploitation of the properties acquired as a result of the Merger with Tide West. For the three months ended March 31, 1997, the Company has incurred total acquisition, exploitation and development expenditures in the Mid-Continent area of $2.1 million. The Company is currently evaluating a variety of opportunities that include increased exploitation, exploration and density drilling, recompletions and field extensions.

The final component of the Company's capital expenditure program is to develop exploitation and exploration prospects in the Gulf Coast. As described below, the Company has entered into two joint ventures. In 1997, the Company incurred total capital expenditures of $2.6 million in the Gulf Coast. The Company spent approximately $3.3 million under the SouthTech joint venture in 1996 for seismic, leasehold, overhead costs and drilling. In the three months ended March 31, 1997, the Company spent approximately $1.2 million in similar costs.

In June 1996, the Company entered into an exploration and development agreement with Chenier Exploration, Inc. ("CEI"), pursuant to which the Company purchased from CEI and a third party interests in properties in the Gulf Coast for approximately $1.9 million, of which $1.2 million was paid in cash and the remaining portion was funded with a promissory note. Under the terms of the agreements, CEI will be responsible for the generation and development of prospects in the project areas. For the year ended 1996, the Company spent $2.3 million for seismic, leasehold, drilling and overhead costs compared to $1.4 million for the three months ended March 31, 1997.

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

Working Capital and Cash Flow

Net cash provided by operating activities for the three months ended March 31, 1997, was $40 million, up from $11.1 million in the same period in 1996. This increase is primarily the result of increased oil and natural gas production revenues attributable to the larger number of producing wells resulting from its drilling activities and the wells acquired in the Acquisitions and the Merger, as well as higher product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

Hedging Activities. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and natural gas production and, in the case of its marketing activities, third party natural gas. Gains and losses on hedging positions are recognized in the period the underlying physical transactions occur in "oil and natural gas sales" and "trading and transportation revenues" (for third party natural gas).

The Company has entered into the following forward sales and swap arrangements with respect to its natural gas production for the quarters indicated below (total average daily natural gas production for the quarter ended March 31, 1997 was 110,794 Mcf/day):

                                 Average Daily Volume            Average Price
Period Hedged                           (MCFD)                  for the Period
2nd Quarter 1997                        31,720                       $1.99
3rd Quarter 1997                        10,000                       $1.99
October 1-31, 1997                      10,000                       $1.99

The Company has hedged approximately one-fourth of its oil production at $20.10 per Bbl through April 30, 1998. Additionally, with respect to the hedging of third party natural gas, the Company has hedged 7.9 Bcf through January 1998 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

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

Company policy requires that financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of March 31, 1997, all open positions were balanced with an offsetting position. For the three months ended March 31, 1997, gains of $23,913 were recognized in connection with these activities and are included in "trading and transportation revenues."

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q Report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future.
All statements other than statements of historical facts included in this 10-Q Report, including without limitation, statements under "Legal Proceedings and Environmental Issues" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding reserves and their values, planned capital expenditures, increases in oil and natural gas production, trends and expectations concerning oil and gas prices, and the Company's financial position, business strategy and other plans and objectives for future operations, potential liabilities or the expected absence thereof, the potential outcome of environmental matters, litigation or other proceedings, are forward-looking statements. All forward-looking statements included or incorporated by reference in this 10-Q Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Many factors may affect the Company's expectations and plans. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow available from operations may change depending on costs of materials and services, regulatory burdens and commodity prices. Oil and natural gas prices are volatile, and there are several potentially significant adverse effects to the Company which can result if product prices decline materially. First, lower product prices will adversely impact the Company's cash flow and could cause the Company to
(i) curtail its capital program, (ii) borrow additional amounts under its revolving credit agreement, or (iii) issue additional debt or equity securities. Second, lower product prices could cause the borrowing base under the Company's bank credit agreement to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Using March prices the Company would have a ceiling write-down. However, the SEC guidelines allow for the recomputation of the ceiling if increased prices between the period end date and the filing date are significant and are more than sufficient to cover capitalized costs. May prices in the ceiling calculation result in a cushion and therefore the Company has not reported a charge against earnings for the period. If product prices remain low or decline further and cannot be offset by additional reserves, the Company could be required to write-down its oil and gas properties in a future period.

Certain additional important factors that could cause actual results to differ materially from the Company's forward looking statements are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 10-Q Report and in the Company's 8-K Report filed February 26, 1997. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the factors mentioned above.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings and Environmental Issues

Litigation. At this time, the Company is involved in no material litigation, however, the Company is involved in various claims and lawsuits incidental to its business.

Environmental Proceedings. The owner of an oil field waste disposal facility, a major oil company and the Company were named as respondents by the United States Environmental Protection Agency ("EPA") in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act ("RCRA") on May 11, 1995. WCWDI operated and continues to own two evaporation pits in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. The Company and other non-operator respondents are working together with the EPA to develop plans and characterization studies, and have caused the facility to be permanently closed.

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $536,000 on its behalf to date on the project. The Company's share of total costs associated with the project, at the 50% level of participation, are currently estimated to range from $1 to $2 million over three years. The Company believes that it has adequately reserved for the estimated liability.

Item 2.    Changes in Securities.  None.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K. The Company filed one Form 8-K dated February 26, 1997 regarding forward looking statements.

           a.  List of Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------

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

10.19 Credit Agreement, dated as of June 7, 1996, among the Company and The Chase Manhattan Bank, N.A. ("Chase"), as agent of the Banks signatory thereto. (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.20 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.21 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.22 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.23 Assignment of Liens and Amendment of Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated June 14, 1996, among Chase (Assignor), Chase (Assignee) and the Company. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.24 Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996. (Incorporated by reference to Exhibit
          10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.25 Guaranty Agreement by Orion Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996. (Incorporated by reference to Exhibit
          10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.26 First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among Orion Acquisition, Inc. and Chase, in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.27 First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW, Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.28 Third Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated as of July 15, 1996, by and between the Company and Chase. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.29 Hedging Agreement between Chase and the Company dated May 1, 1996. (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.30 Hedging Agreement between Chase and the Company dated May 1, 1996. (Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.31 Hedging Agreement between Chase and the Company dated June 1, 1996. (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.32 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.33 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.34 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.35 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.36 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.37 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LC dated June 28, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.38 Purchase and Sale Agreement between HSRTW, Inc. and Westtide Investments, LLC dated August 9, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.39 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.40 Purchase Agreement dated November 27, 1996 among the Company, Orion Acquisition, Inc., HSRTW, Inc., Salomon Brothers Inc., Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.41 Registration Agreement dated November 27, 1996 among the Company, Orion Acquisition, Inc., HSRTW, Inc. and Salomon Brothers Inc. in its individual capacity and as agent for Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.42 Employment Agreement between James Piccone and the Company dated April 21, 1995. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 18, 1997 (as amended by Form 10-K/A-1 on March 20, 1997.))

27*       Financial Data Schedule

-------------------------

*         Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HS RESOURCES, INC.



Dated:   May 14, 1997                  By:  /s/JAMES E. DUFFY
                                            -----------------------------------
                                               James E. Duffy
                                               Vice President and
                                               Chief Financial Officer

                                       By:  /s/ ANNETTE MONTOYA
                                            -----------------------------------
                                                Annette Montoya
                                                Vice President and
                                                Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------

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

10.19 Credit Agreement, dated as of June 7, 1996, among the Company and The Chase Manhattan Bank, N.A. ("Chase"), as agent of the Banks signatory thereto. (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.20 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.21 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.22 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.23 Assignment of Liens and Amendment of Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated June 14, 1996, among Chase (Assignor), Chase (Assignee) and the Company. (Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.24 Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996. (Incorporated by reference to Exhibit
          10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.25 Guaranty Agreement by Orion Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996. (Incorporated by reference to Exhibit
          10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.26 First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among Orion Acquisition, Inc. and Chase, in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.27 First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW, Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.28 Third Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement, dated as of July 15, 1996, by and between the Company and Chase. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.29 Hedging Agreement between Chase and the Company dated May 1, 1996. (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.30 Hedging Agreement between Chase and the Company dated May 1, 1996. (Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.31 Hedging Agreement between Chase and the Company dated June 1, 1996. (Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.32 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.33 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.34 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.35 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.36 Purchase and Sale Agreement between Orion Acquisition, Inc. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.37 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LC dated June 28, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.38 Purchase and Sale Agreement between HSRTW, Inc. and Westtide Investments, LLC dated August 9, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.39 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.40 Purchase Agreement dated November 27, 1996 among the Company, Orion Acquisition, Inc., HSRTW, Inc., Salomon Brothers Inc., Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.41 Registration Agreement dated November 27, 1996 among the Company, Orion Acquisition, Inc., HSRTW, Inc. and Salomon Brothers Inc. in its individual capacity and as agent for Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.42 Employment Agreement between James Piccone and the Company dated April 21, 1995. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 18, 1997 (as amended by Form 10-K/A-1 on March 20, 1997.))

27*       Financial Data Schedule

-------------------------

*         Filed herewith