Form 10-Q
period 1997-06-30
HS RESOURCES INC
filed 1997-08-14
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               ------------------------------------------------
                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number     0-18886
                      ---------------------------------------------------------

                               HS RESOURCES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    94-3036864
----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                    94111
----------------------------------------  ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (415) 433-5795
                                                  -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---
                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         ---     ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on August 6, 1997: 16,978,206 after deducting 160,358 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets - June 30, 1997 (Unaudited) and
                    December 31, 1996..................................................................3

                    Unaudited Consolidated Statements of Operations - For the Three Months
                    and Six Months Ended June 30, 1997 and 1996........................................5

                    Consolidated Statements of Stockholders' Equity - For the
                    Years Ended December 31, 1996 and 1995 and the Six Months
                    Ended June 30, 1997 (Unaudited)....................................................6

                    Unaudited Consolidated Statements of Cash Flows -
                    For the Six Months Ended June 30, 1997 and 1996....................................7

                    Notes to Unaudited Consolidated Financial Statements...............................8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................12

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings and Environmental Issues........................................21

         Item 2.    Changes in Securities.............................................................22

         Item 3.    Defaults Upon Senior Securities...................................................22

         Item 4.    Submission of Matters to a Vote of Security Holders...............................22

         Item 5.    Other Information.................................................................22

         Item 6.    Exhibits and Reports on Form 8-K..................................................22

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                June 30,        December 31,
                                                                                  1997              1996
                                                                               (Unaudited)
                                                                              --------------    --------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                  $    2,578,941    $    8,764,756
   Margin deposits                                                                   585,141           575,712
   Accounts receivable
          Oil and gas sales                                                       19,158,099        22,601,396
          Trading and transportation                                               9,703,632        17,786,206
          Trade                                                                    2,596,896         2,255,359
          Other                                                                    6,257,573         5,625,980
   Lease and well equipment inventory, at cost                                     1,500,439         1,724,944
   Prepaid expenses and other                                                        966,447           513,471
   Oil and gas properties held for resale (Note 3)                                24,409,000                --
                                                                              --------------    --------------
          Total current assets                                                    67,756,168        59,847,824
                                                                              --------------    --------------
OIL AND GAS PROPERTIES, AT COST, USING THE FULL COST METHOD
   Undeveloped acreage                                                            63,644,927        54,709,553
   Costs subject to depreciation, depletion and amortization                     727,222,297       727,411,293
   Less accumulated depreciation, depletion and amortization                    (154,314,535)     (129,940,868)
                                                                              --------------    --------------
          Net oil and gas properties                                             636,552,689       652,179,978
                                                                              --------------    --------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
   at cost, net of accumulated depreciation of $1,176,554 and
   $1,032,224 at June 30, 1997 and December 31, 1996, respectively                 4,645,582         4,674,075
                                                                              --------------    --------------
OTHER ASSETS
   Deferred charges and other, net                                                 8,548,544         8,954,781
   Office and transportation equipment and other property,
          net of accumulated depreciation of $4,329,948 and
          $3,401,739 at June 30, 1997 and December 31, 1996, respectively          4,551,147         4,708,436
   Investment in Oil and Gas Limited Partnership                                     890,289           920,285
                                                                              --------------    --------------
          Total other assets                                                      13,989,980        14,583,502
                                                                              --------------    --------------
TOTAL ASSETS                                                                  $  722,944,419    $  731,285,379
                                                                              ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              HS RESOURCES, INC.
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996



                                                                        June 30,     December 31,
                                                                          1997           1996
                                                                       (Unaudited)
                                                                       -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable
      Trade                                                           $ 15,541,107   $  9,124,831
      Revenue                                                           15,299,635      8,134,201
      Gas purchases                                                      8,138,483     13,878,187
   Accrued expenses
      Ad valorem and production taxes                                    8,008,737      7,516,095
      Interest                                                           2,785,018      3,179,627
      Other                                                              2,823,935      4,235,410
   Current portion of long-term debt (Note 3)                           24,439,000         30,000
                                                                      ------------   ------------
      Total current liabilities                                         77,035,915     46,098,351
                                                                      ------------   ------------
ACCRUED AD VALOREM TAXES                                                 6,677,170      9,005,922
                                                                      ------------   ------------
LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                              734,696        734,696
                                                                      ------------   ------------
LONG-TERM BANK DEBT, NET OF CURRENT PORTION                            128,591,000    174,000,000
                                                                       ------------   ------------
9 7/8% SENIOR SUBORDINATED NOTES,
   due 2003, net of unamortized discount of
   $375,375 and $404,625 at June 30, 1997 and
   December 31, 1996, respectively                                      74,624,625     74,595,375

9 1/4% SENIOR SUBORDINATED NOTES,
   due 2006, net of unamortized discount of
   $728,437 and $767,287 at June 30, 1997 and
   December 31, 1996, respectively                                     149,271,563    149,232,713
                                                                      ------------   ------------
DEFERRED INCOME TAXES                                                   88,231,217     84,828,612
                                                                      ------------   ------------
COMMITMENTS AND CONTINGENCIES
                                                                      ------------   ------------
MINORITY INTEREST IN OIL AND GAS LIMITED
   PARTNERSHIP                                                               7,936         66,149
                                                                      ------------   ------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                            --             --
   Common stock, $.001 par value, 30,000,000
      shares authorized; 17,138,564 and
      17,127,861 shares issued and outstanding
      at June 30, 1997 and December 31, 1996,
      respectively                                                          17,139         17,128
   Additional paid-in capital                                          163,140,440    163,114,868
   Retained earnings                                                    36,961,516     31,433,399
   Deferred compensation                                                  (180,250)      (171,300)
   Treasury stock, at cost, 160,358 and
      121,952 shares at June 30, 1997 and
      December 31, 1996, respectively                                   (2,168,548)    (1,670,534)
                                                                      ------------   ------------
      Total stockholders' equity                                       197,770,297    192,723,561
                                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $722,944,419   $731,285,379
                                                                      ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                        Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                  ---------------------------   ---------------------------
                                                     1997            1996           1997           1996
                                                  ------------   ------------   ------------   ------------
REVENUES
   Oil and gas sales                              $ 30,097,353   $ 21,282,730   $ 66,121,529   $ 34,962,160
   Trading and transportation                       23,616,761      4,853,241     56,390,532      4,853,241
   Other gas revenues                                1,093,645        630,641      2,189,247      1,104,704
   Interest income and other                           354,228         62,991        622,493        103,782
                                                  ------------   ------------   ------------   ------------
       Total revenues                               55,161,987     26,829,603    125,323,801     41,023,887
                                                  ------------   ------------   ------------   ------------
EXPENSES
   Production taxes                                  2,027,486      1,624,833      4,833,740      2,689,821
   Lease operating                                   5,940,672      3,110,448     12,370,884      5,936,771
   Cost of trading and transportation               23,491,736      4,732,728     55,465,131      4,732,728
   Depreciation, depletion and amortization         12,850,061      9,084,532     25,315,543     15,191,958
   General and administrative                        1,304,383        899,501      3,031,426      1,762,293
   Interest                                          7,672,671      4,720,530     15,376,355      7,744,682
                                                  ------------   ------------   ------------   ------------
       Total expenses                               53,287,009     24,172,572    116,393,079     38,058,253
                                                  ------------   ------------   ------------   ------------
INCOME BEFORE PROVISION FOR INCOME TAXES             1,874,978      2,657,031      8,930,722      2,965,634
PROVISION FOR INCOME TAXES                             714,367      1,012,330      3,402,605      1,129,907
                                                  ------------   ------------   ------------   ------------
NET INCOME                                        $  1,160,611   $  1,644,701   $  5,528,117   $  1,835,727
                                                  ------------   ------------   ------------   ------------
EARNINGS PER SHARE
   Earnings per common and common
       equivalent share                           $       0.07   $       0.14   $       0.32   $       0.16
                                                  ------------   ------------   ------------   ------------
   Earnings per common and common
       equivalent share assuming full
       dilution                                   $       0.07   $       0.14   $       0.32   $       0.16
                                                  ------------   ------------   ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
   Weighted average number of common and
       common equivalent shares                     17,423,000     12,058,000     17,500,000     11,604,000
                                                  ------------   ------------   ------------   ------------
   Weighted average number of common and
       common equivalent shares assuming
       full dilution                                17,495,000     12,058,000     17,535,000     11,604,000
                                                  ------------   ------------   ------------   ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 1996 AND 1995 AND
                       THE SIX MONTHS ENDED JUNE 30, 1997



                                                Common Stock         Additional                                Treasury Stock
                                             -------------------      Paid-In       Retained    Deferred   ----------------------
                                               Shares     Amount      Capital       Earnings  Compensation  Shares       Amount
                                             ----------  -------  -------------   -----------  ---------   --------   -----------
Balance, December 31, 1994                   10,948,680   10,949  $  97,720,356   $22,210,416  $      --    (40,313)  $  (584,109)
  Purchase of treasury stock                         --       --             --            --         --    (63,700)     (846,625)
  Transfer of treasury stock to 401(k) Plan          --       --          3,328            --         --     26,536       358,287
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                               --       --         (5,776)           --         --      2,400        33,144
  Net income                                         --       --             --       274,156         --         --            --
                                             ----------  -------  -------------   -----------  ---------   --------   -----------
Balance, December 31, 1995                   10,948,680   10,949     97,717,908    22,484,572         --    (75,077)   (1,039,303)
  Purchase of treasury stock                         --       --             --            --         --   (113,817)   (1,460,490)
  Transfer of treasury stock to 401(k) Plan          --       --        (53,961)           --         --     20,025       246,708
  Issuance of common stock for Tide West
    acquisition                               6,169,181    6,169     65,231,025            --         --         --            --
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                               --       --         48,606            --         --     46,917       582,551
  Issuance of restricted stock                   10,000       10        171,290            --   (171,300)        --            --
  Net income                                         --       --             --     8,948,827         --         --            --
                                             ----------  -------  -------------   -----------  ---------   --------   -----------
Balance, December 31, 1996                   17,127,861   17,128    163,114,868    31,433,399   (171,300)  (121,952)   (1,670,534)
  Purchase of treasury stock                         --       --             --            --         --    (87,047)   (1,157,935)
  Transfer of treasury stock to 401(k) Plan          --       --        (68,011)           --         --     35,894       485,287
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                               --       --        (38,811)           --         --     12,747       174,634
  Issuance of restricted stock                    2,500        3         44,997            --    (45,000)        --            --
  Amortization of deferred compensation              --       --             --            --     36,050         --            --
  Exercise of options by issuance
    of common stock, including
    income tax benefit                            8,203        8         87,397            --         --         --            --
  Net income                                         --       --             --     5,528,117         --         --            --
                                             ----------  -------  -------------   -----------  ---------   --------   -----------
Balance, June 30, 1997
  (Unaudited)                                17,138,564  $17,139  $ 163,140,440   $36,961,516  $(180,250)  (160,358)  $(2,168,548)
                                             ==========  =======  =============   ===========  =========   ========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                             1997             1996
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $   5,528,117    $   1,835,727
   Adjustments to reconcile net income to net cash
          provided by operating activities
       Depreciation, depletion and amortization                                             25,315,543       15,191,958
       Amortization of deferred charges, debt issue costs and deferred compensation            915,137          403,913
       Transfer of treasury stock to the 401(k) Plan                                           417,276               --
       Gain on sale of fixed assets                                                                 --          (12,175)
       Deferred income tax provision                                                         3,402,605        1,125,315
       Decrease (increase) in accounts and notes receivable                                 10,552,741      (49,891,109)
       Increase (decrease) in accounts payable and accrued expenses                         (2,200,276)      15,582,670
       Other                                                                                  (196,037)      (2,013,353)
                                                                                         -------------    -------------
   Net cash provided by (used in) operating activities                                      43,735,106      (17,777,054)
                                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Exploration, development and leasehold costs                                            (41,176,600)     (30,615,568)
   Purchase of proved and unproved properties                                                       --     (129,613,524)
   Cash payment for purchase of TideWest, net of cash acquired                                      --      (85,125,084)
   Gas gathering and transportation facilities additions                                      (115,837)        (185,048)
   Other property additions                                                                   (640,257)        (378,368)
   Proceeds from the sale of oil and gas properties                                          8,021,222               --
   Proceeds from the sale of fixed assets and other property                                        --           12,175
   Increase in property related payables                                                     6,400,088        9,619,169
                                                                                         -------------    -------------
   Net cash used in investing activities                                                   (27,511,384)    (236,286,248)
                                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                                       22,000,000      398,593,596
   Repayments of debt                                                                      (43,000,000)    (136,758,900)
   Debt and equity issuance costs                                                             (416,617)              --
   Tide West acquisition costs                                                                      --       (2,694,840)
   Exercise of options                                                                         135,823          132,596
   Purchase of treasury stock                                                               (1,157,935)        (846,931)
   Issuance of common stock                                                                     87,405               --
   Minority interest                                                                           (58,213)              --
                                                                                         -------------    -------------
   Net cash (used in) provided by financing activities                                     (22,409,537)     258,425,521
                                                                                         -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (6,185,815)       4,362,219
   Cash and cash equivalents, beginning of the period                                        8,764,756          116,581
                                                                                         -------------    -------------
   Cash and cash equivalents, end of the period                                          $   2,578,941    $   4,478,800
                                                                                         -------------    -------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid, net of capitalized interest                                            $  14,689,860    $   6,486,655
   Cash paid for income taxes, net of refund                                             $    (427,231)   $          --
                                                                                         =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  General

         HS Resources, Inc., a Delaware Corporation (the "Company") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties and markets and trades oil and gas. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at June 30, 1997, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

         FINANCIAL INSTRUMENTS The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are deferred and recognized in the period the underlying physical transactions occur in "oil and gas sales" and "trading and transportation revenues" (for third party gas). Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

         ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE Effective January 1, 1998, the Company will adopt the provisions of the Financial Accounting Standards Board's Statement 128, ("SFAS 128"), Earnings Per Share. This statement modifies the earnings per share calculation and presentation in the financial statements. Adoption of SFAS 128 is not expected to have a material impact on the Company's financial statements.

Note 3.  Subsequent Event

         On June 30, 1997, the Company entered into an agreement to sell certain non-core properties in Oklahoma and New Mexico to Gothic Energy Corporation. Consideration for the transaction consists of $24.4 million in cash as well as title to certain other producing properties near the Company's existing Arkoma Basin assets. The agreement, effective as of July 1, 1997, is expected to close no later than August 28, 1997. The Company plans to use the proceeds from the sale to repay bank debt and thus has reclassified such amounts to "current portion of long-term debt". The subject properties have been classified as "oil and gas properties held for resale", and appear in "current assets".

Note 4.  Summary of Guarantees on 9 1/4% and 9 7/8% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. and HSRTW, Inc. (the "Subsidiary Guarantors"). Because of the issuance of the guaranties in connection with the Notes, under the indenture covering the 9 7/8% Senior Subordinated Notes due 2003, the Company was required to and has issued similar guaranties from the Subsidiary Guarantors to the trustee under that indenture.

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

Investments in subsidiaries are accounted for by the parent under the equity method for purposes of the supplemental condensed consolidated financial statement presentation. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiaries' cumulative results of operations. In addition, investments increase to reflect the amount of contributions to subsidiaries and decrease to reflect the amount of distributions from subsidiaries. The Company eliminates its investment in subsidiaries, its equity in the earnings of subsidiaries, intercompany payables and receivables and other transactions between subsidiaries, including contributions and distributions.

                    CONDENSED CONSOLIDATING BALANCE SHEETS

                                 JUNE 30, 1997

                                                               ASSETS

                                                                                           NON-
                                                               SUBSIDIARY GUARANTORS     GUARANTOR    ELIMINATION
                                                  HSR          HSRTW          ORION    SUBSIDIARIES     ENTRIES      CONSOLIDATION
                                              ------------  --------------------------  -----------  -------------   -------------
Cash and cash equivalents                     $    262,484  $    175,569  $         --  $ 2,140,888  $          --   $  2,578,941
Intercompany receivables                        35,332,530    20,238,884    39,399,544   47,543,596   (142,514,554)            --
Other current assets                            14,646,890     8,206,394     4,284,224   13,885,715       (254,996)    40,768,227
Oil and gas properties held for resale                  --    16,305,000            --    8,104,000             --     24,409,000
                                              ------------  ------------  ------------  -----------  -------------   ------------

      Total current assets                      50,241,904    44,925,847    43,683,768   71,674,199   (142,769,550)    67,756,168
                                              ------------  ------------  ------------  -----------  -------------   ------------

Oil and gas properties, net                    305,826,030   207,528,748   120,470,995    2,726,916             --    636,552,689
Gas gathering and transportation facilities,
      net                                               --            --            --    4,645,582             --      4,645,582
Deferred charges and other, net                  8,192,770            --       331,318       24,456             --      8,548,544
Office and transportation equipment and other
      property, net                              3,069,697     1,415,520            --       65,930             --      4,551,147
Investments in subsidiaries and other
      investments                              355,872,158    19,214,664            --      890,289   (375,086,822)       890,289
                                              ------------  ------------  ------------  -----------  -------------   ------------

      Total assets                            $723,202,559  $273,084,779  $164,486,081  $80,027,372  $(517,856,372)  $722,944,419
                                              ============  ============  ============  ===========  =============   ============


                                      LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities                           $ 28,681,635  $  9,298,563  $    100,880  $14,770,833  $    (254,996)  $ 52,596,915
Current portion of long-term debt               24,439,000            --            --           --             --     24,439,000
Intercompany payables                           91,780,764            --    32,229,786   18,504,004   (142,514,554)            --
Long-term bank debt and other debt, net of
      current portion                          129,325,696            --            --           --             --    129,325,696
9 7/8% senior subordinated notes, due 2003      74,624,625            --            --           --             --     74,624,625
9 1/4% senior subordinated notes, due 2006     149,271,563            --            --           --             --    149,271,563
Other noncurrent liabilities                     6,677,170            --            --           --             --      6,677,170
Deferred income taxes                           20,631,809    61,234,793     2,091,836    4,272,779             --     88,231,217
Minority interest                                       --            --            --           --          7,936          7,936
Stockholders' equity and partners' capital     197,770,297   202,551,423   130,063,579   42,479,756   (375,094,758)   197,770,297
                                              ------------  ------------  ------------  -----------  -------------   ------------
      Total liabilities, stockholders' equity
          and partners' capital               $723,202,559  $273,084,779  $164,486,081  $80,027,372  $(517,856,372)  $722,944,419
                                              ============  ============  ============  ===========  =============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1997

                                                                                           NON-
                                                              SUBSIDIARY GUARANTORS      GUARANTOR     ELIMINATION
                                                HSR           HSRTW          ORION      SUBSIDIARIES     ENTRIES     CONSOLIDATION
                                            ------------   ------------   -----------   ------------   ------------   -------------
Revenues
      Oil and gas sales                     $ 24,943,925   $ 17,547,777   $ 5,663,269   $ 17,874,658   $     91,900   $  66,121,529
      Trading and transportation               3,951,228             --            --     63,524,614    (11,085,310)     56,390,532
      Other revenues                           2,483,517        192,065            --        392,858       (256,700)      2,811,740
                                            ------------   ------------   -----------   ------------   ------------   -------------

          Total revenues                      31,378,670     17,739,842     5,663,269     81,792,130    (11,250,110)    125,323,801
                                            ------------   ------------   -----------   ------------   ------------   -------------
Expenses
      Production taxes and lease operating     5,256,742      4,204,535     1,952,770      5,790,577             --      17,204,624
      Cost of trading and transportation       3,811,548             --            --     62,646,995    (10,993,412)     55,465,131
      Depreciation, depletion and
         amortization                          8,827,898      7,475,635     2,106,584      6,905,426             --      25,315,543
      General and administrative               2,011,134        646,378            --        373,914             --       3,031,426
      Interest expense                        15,152,626        282,094        22,909        175,424       (256,698)     15,376,355
                                            ------------   ------------   -----------   ------------   ------------   -------------

          Total expenses                      35,059,948     12,608,642     4,082,263     75,892,336    (11,250,110)    116,393,079
                                            ------------   ------------   -----------   ------------   ------------   -------------

Income (loss) before provision for income
      taxes                                   (3,681,278)     5,131,200     1,581,006      5,899,794             --       8,930,722
Benefit (provision) for income taxes           1,402,567     (2,268,999)     (602,363)    (1,933,810)            --      (3,402,605)
                                            ------------   ------------   -----------   ------------   ------------   -------------

                                              (2,278,711)     2,862,201       978,643      3,965,984             --       5,528,117
Equity in earnings of subsidiaries             6,401,306      1,405,522            --             --     (7,806,828)             --
                                            ------------   ------------   -----------   ------------   ------------   -------------

Net income                                  $  4,122,595   $  4,267,723   $   978,643   $  3,965,984   $ (7,806,828)  $   5,528,117
                                            ============   ============   ===========   ============   ============   =============




                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1997


                                                                                             NON-
                                                                SUBSIDIARY   GUARANTORS    GUARANTOR    ELIMINATION
                                                  HSR           HSRTW          ORION      SUBSIDIARIES    ENTRIES     CONSOLIDATION
                                              ------------   ------------   -----------   -----------   -----------   ------------
Cash flow provided by (used in) operating
      activities                              $ 43,881,627   $ (6,064,996)  $  (522,549)  $ 4,811,497   $ 1,629,527   $ 43,735,106
                                              ------------   ------------   -----------   -----------   -----------   ------------

Cash flows from investing activities
      Exploration, development and leasehold
         costs                                 (28,000,989)    (7,818,560)     (692,005)   (4,665,046)           --    (41,176,600)
      Contributions to subsidiaries             (1,214,554)     2,529,522            --            --    (1,314,968)            --
      Other                                      2,818,211     11,075,372            --      (228,367)           --     13,665,216
                                              ------------   ------------   -----------   -----------   -----------   ------------

          Net cash (used in) provided by
             investing activities              (26,397,332)     5,786,334      (692,005)   (4,893,413)   (1,314,968)   (27,511,384)
                                              ------------   ------------   -----------   -----------   -----------   ------------

Cash flows from financing activities
      Proceeds from debt                        22,000,000             --            --            --            --     22,000,000
      Repayments of debt                       (43,000,000)            --            --            --            --    (43,000,000)
      Contributions from equity holders                 --             --     1,214,554    (1,124,000)      (90,554)            --
      Other                                     (1,351,324)            --            --       165,792      (224,005)    (1,409,537)
                                              ------------   ------------   -----------   -----------   -----------   ------------

          Net cash (used in) provided by
             financing activities              (22,351,324)            --     1,214,554      (958,208)     (314,559)   (22,409,537)
                                              ------------   ------------   -----------   -----------   -----------   ------------

Net increase (decrease) in cash and
     cash equivalents                           (4,867,029)      (278,662)           --    (1,040,124)           --     (6,185,815)
Cash and cash equivalents, beginning
     of the year                                 5,129,513        454,230            --     3,181,013            --      8,764,756
                                              ------------   ------------   -----------   -----------   -----------   ------------

Cash and cash equivalents, end of the
     period                                   $    262,484   $    175,568   $        --   $ 2,140,889   $        --   $  2,578,941
                                              ============   ============   ===========   ===========   ===========   ============


Certain non cash transactions have taken place between HSR and its subsidiaries related to the equity contributions. Accordingly, these transactions are not reflected in the statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL Over the past 12 months, the Company has undertaken several strategic initiatives that have positioned it for a period of significant growth in reserves, production, cash flow and earnings. In 1995, the Company articulated a strategy that included (i) consolidating in its core geographic areas, particularly the Denver-Julesburg Basin ("D-J Basin"), (ii) diversifying its asset base outside of the D-J Basin, (iii) capturing more of the value stream by marketing its production and (iv) maximizing its financial flexibility. By completing the acquisition of all of the D-J Basin properties owned by Basin Exploration, Inc. (the "Acquisitions") and the merger with Tide West Oil Company (the "Merger"), by forming two exploration-focused Gulf Coast joint ventures, SouthTech and Chenier, and by focusing on the gas marketing, transportation and trading business through the creation of HS Energy Services, Inc., HSR has taken the fundamental initial steps to implement its strategy.(1) Management's focus for the foreseeable future will be to continue to execute this strategy with particular emphasis on activities that maximize the financial returns from HSR's expanded asset base.

The Company now operates in four significant core areas, the geologic and geographic diversity of which combine to create an oil and gas company with attractive, long-lived reserves, balanced with meaningful exposure to exploration and technologically-driven upside. The Company's strategically important and profitable presence in the gas marketing, trading and transportation business, provides the opportunity to increase its operating margins on production from both the D-J Basin and Mid-Continent areas. The Company has begun an oil trading and transportation business to be engaged in the purchase, sale and transport of crude oil.

The United States oil and gas industry is subject to large variations in profitability due, in part, to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. Several factors have led to a positive fundamental outlook for the oil and gas industry and improved economics for production in the Company's core geographic areas. These include
(i) low gas storage levels combined with relatively high wellhead capacity utilization, (ii) increasing overall gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production, and expansion of pipeline capacity to transfer gas to markets outside the Colorado Front Range and (iv) successful application of advanced oil and gas exploration, drilling and production technologies.

GAS PRICE CONSIDERATIONS As of June 30, 1997, approximately 76% of the Company's proved producing reserves consisted of gas. These reserves are located in the D-J Basin and Mid-Continent areas. The absolute level and volatility of gas prices have a material impact on the Company.

During 1995 and early 1996, prices for Rocky Mountain gas were substantially below prices for gas in markets outside the Rocky Mountain region. This disparity was caused by low demand for Rocky Mountain gas due to an unusually warm winter season and above-normal availability of hydro-electric power in the western United States. This condition resulted in excess gas supply in the Rocky Mountains which led to downward price pressure in the Colorado Front


--------
(1) The Company has recently taken steps to assume full management of projects previously jointly managed under the Chenier joint venture.

Range market. However, since the beginning of 1996, the market for the Company's D-J Basin gas had strengthened substantially due to several factors. First, the excess supply from Wyoming gas producers has declined as a result of increased demand from West Coast markets. Second, in October 1995 the Colorado Public Utilities Commission approved tariff changes that effectively eliminated transportation costs for D-J Basin gas sold to the Colorado Front Range market, resulting in a transportation cost advantage for D-J Basin producers of approximately $0.40 per MMBtu. Third, the supply of D-J Basin gas has declined over the last two years due to the combination of reduced drilling in the D-J Basin and natural production declines. The average gas price received by the Company for its D-J Basin production has increased from $1.28 per Mcf in 1995 to $1.90 per Mcf in 1996 and to $2.08 per Mcf in the six months ended June 30, 1997. In addition, expansion of pipeline capacity has begun, which will begin service in the fall of 1997, providing additional transportation outlets for Wyoming producers to markets other than the Colorado Front Range and providing Colorado Front Range producers access to other markets. The Company believes that these developments will further reduce the disparity between D-J Basin pricing and pricing generally available elsewhere in the United States.

The D-J Basin provides a significant portion of the Company's gas production. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas pipeline ("CIG") Rocky Mountain Index. However, more recently, as a result of the tariff changes and the seasonal nature of demand in the Colorado Front Range, the price for D-J Basin gas tends to reflect the CIG Rocky Mountain Index during the low demand summer months (generally April through October) and to reflect Mid-Continent indices during the high demand winter periods (generally November through March). KN Energy has recently announced plans to construct a natural gas pipeline from Cheyenne, Wyoming to Denver capable of transporting up to 250 million cubic feet of natural gas per day. The Company does not know how this will affect the gas market, but does not believe that it will have a material adverse effect on the price of gas in the Colorado Front Range.

Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average gas prices received by the Company in the Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1996 averaged $0.25 per Mcf less than the Henry Hub price. The average gas price received in the Mid-Continent since the Merger in June 1996 through December 31, 1996, was $2.24 per Mcf, or $0.29 below the Henry Hub price and the average price during the six months ended June 30, 1997 was $2.29 or $0.22 below the Henry Hub price (before hedging).

OIL PRICE CONSIDERATIONS Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate ("NYMEX-WTI") crude oil closing prices. The Company's average oil price for 1995 was approximately $1.77 per Bbl below NYMEX-WTI closing prices. The average oil price for 1996 was approximately $0.45 below NYMEX-WTI closing prices and the average oil price for the six months ended June 30, 1997 was approximately $0.85 per Bbl below NYMEX-WTI closing prices. The changes in the relative value of the Company's oil production during these periods is a result of renegotiation of several oil sales contracts, as well as the general fluctuation in the market value of the Company's D-J Basin oil production relative to NYMEX-WTI.

RESULTS OF OPERATIONS During 1997 the Company has continued drilling and development activity in the D-J Basin and exploitation activities in the Mid-Continent and the Gulf Coast. At June 30, 1997, the Company owned interests in more than 3,580 producing wells (of which it operated more than 2,680) compared to 3,590 wells (of which it operated more than 2,640) at June 30, 1996. The Company's results of operations have been significantly affected by the Acquisitions and the Merger, which occurred in 1996, by its drilling program and by fluctuations in oil and gas prices.

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

OIL AND GAS REVENUES For the comparative three month periods, oil production increased from 471 MBbls to 608 MBbls and gas production increased from 7,092 MMcf to 10,060 MMcf, or 29% and 42%, respectively. Average oil prices realized decreased by 5% from $20.40 to $19.48 per Bbl and average gas prices realized increased by 10% from $1.65 to $1.81 per Mcf. The production increases were the result of additional production from the properties acquired in the Acquisitions and the Merger and new wells drilled by the Company. The net effect of these changes resulted in an increase in oil and gas revenues from $21.3 million to $30.1 million or 41%. During the period, the Company also recognized $1.1 million in other gas revenues from the sale of tax credits compared to $630,641 for the comparative prior year period.

For the comparative six month periods, oil production increased from 766 MBbls to 1,167 MBbls and gas production increased from 12,054 MMcf to 20,031 MMcf, or 52% and 66%, respectively. Average oil prices realized increased by 3% from $19.78 to $20.37 per Bbl and average gas prices realized increased by 29% from $1.64 to $2.11 per Mcf. The production increases were the result of additional production from the properties acquired in the Acquisitions and the Merger and new wells drilled by the Company. The net effect of these changes resulted in an increase in oil and gas revenues from $35 million to $66.1 million or 89%. During the period, the Company also recognized $2.2 million in other gas revenues from the sale of tax credits compared to $1.1 million for the comparative prior year period.

The Company, through its gas marketing division and its wholly owned subsidiary, HS Energy Services, Inc., actively markets a portion of its own gas production, markets gas to third parties and supplies gas to end-users. Trading and transportation net margins were $125,025 and $925,401 for the three months and six months ended June 30, 1997, respectively.

INTEREST INCOME AND OTHER INCOME Interest and other income increased by $291,237, or 462% for the three month comparative periods and by $518,711, or 500%, for the six month comparative periods. The increase in interest and other income was mainly due to short term investing of the Company's available funds, as well as income recorded on the Company's interest in a limited partnership.

PRODUCTION EXPENSES Lease operating expenses increased by $2,830,224, or 91%, for the three month comparative periods and by $6,434,113, or 108%, for the six month comparative periods. On a Boe basis, lease operating expenses increased from $1.88 to $2.60 for the three month comparative periods and from $2.14 to $2.75 for the six month comparative periods. This increase is primarily the result of a different mix of wells in the current year, including wells with historically higher operating costs which were acquired as a result of the Acquisitions, and a significant number of workovers on producing wells. Production taxes increased by $402,653, or 25%, for the three month comparative periods and by $2,143,919, or 80%, for the six month comparative periods, due to increased production and prices.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased by $3,765,529, or 41%, for the three month comparative periods and by $10,123,585, or 67%, for the six month comparative periods, due to an increase in production and an increase in the depletion rate. On a Boe basis, the Company's weighted average depletion rate increased from $5.22 for the six months ended June 30, 1996 to $5.41 for the six months ended June 30, 1997. The Company adjusts its DD&A rate based on material changes in its reserves and on an annual basis based on year end engineering.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense reflects costs incurred net of administrative costs directly attributable to drilling and well operations, which costs are included in lease operating expenses or are capitalized. General and administrative expenses increased by $404,882, or 45%, for the three month comparative periods and by $1,269,133, or 72%, for the six month comparative periods. The increase is primarily attributable to the Merger and retention of the former Tide West employees. On a Boe basis, general and administrative expenses increased from $0.54 to $0.57 for the three month comparative periods and from $0.64 to $0.67 for the six month comparative periods.

INTEREST EXPENSE Interest expense increased by $2,952,141, or 63%, for the three month comparative periods and by $7,631,673, or 99%, for the six month comparative periods, due to increased borrowings on the Company's long-term bank debt. Also, in November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006.

PROVISION FOR INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 38.1% in 1997 and 1996. Due to incurrance of a significant amount of intangible drilling costs, which are deductible for tax purposes, substantially all of the Company's tax provision in both periods is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

The Company is committed to reducing its ratio of debt to total book capitalization, and is currently implementing numerous programs to do so. Since December 31, 1996 the Company has reduced its long-term bank debt from $174 million to $153 million with the proceeds from the sale of non-core, non-strategic properties and the application of excess working capital. In addition, as discussed in Note 3, the Company plans to further reduce its long-term debt by $24.4 million in connection with the sale of the Gothic properties. The Company believes that it will be able to arrange a favorable combination of financing alternatives to fund its ongoing capital requirements and reduce its overall financial leverage. Until this debt ratio is reduced, the Company currently plans to fund capital expenditures attributable to exploration and drilling activities primarily out of its expected cash flow from operations.
The Company has financed, and expects to continue to finance, its acquisition activities, if any, with (i) cash flow from operations, (ii) borrowings under the Chase Facility (defined below), (iii) public offerings of equity and debt,
(iv) divestitures (including asset monetizations) of non-core assets and (v) the TCW Facility (as defined). Borrowings in connection with acquisitions may have the effect of increasing the Company's leverage.

On June 14, 1996, the Company amended the terms of its senior bank credit facility with The Chase Manhattan Bank, as agent (the "Chase Facility"), to increase the maximum credit amount to $350 million. Under the terms of the Chase Facility, no principal payments are required until June 14, 2001, assuming the Company maintains a Borrowing Base sufficient to support the outstanding loan balance. The Borrowing Base is based on the underlying value of the Company's oil and gas properties. Upon consummation of the Offering (defined below) and the application of the estimated net proceeds therefrom, the borrowing base under the Chase Facility was set at $275 million. As a result of the sale of properties to Gothic Energy Corporation, effective August 28, 1997, the borrowing base will be adjusted to $261 million. The Chase Facility bears interest at the Base Rate plus 0% to 0.5% or LIBOR plus 0.75% to 1.5%.

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006 (the "Notes"). The offering of the Notes (the "Offering") was undertaken in order to replace a portion of the Company's outstanding indebtedness under the Chase Facility with fixed rate term debt. On April 25, 1997, the Company exchanged $150 million of new notes registered under the Securities Act of 1933 (the "New Notes"), for the Notes which were offered in a private offering exempt from securities registration. The material terms of the New Notes are identical to the Notes.

The Company also continues to maintain its arrangement with a Trust Company of the West-related entity covering a proposed $90 million non-recourse, volumetric overriding royalty facility (the "TCW Facility") of which approximately $80 million is available. The proceeds from the TCW Facility may be used by the Company at its discretion for a variety of corporate purposes, including acquisitions of new properties, exploration and development drilling and monetization of existing corporate properties.

The Company anticipates that its available borrowing capacity under the Chase Facility, combined with its operating cash flow and the TCW Facility, provide the Company with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. Since the consummation of the Merger and the Acquisitions, the Company has monetized approximately $45 million of non-strategic properties (of which $24.4 million is pending at June 30, 1997 as discussed below), using the proceeds to reduce outstanding borrowings under the Chase Facility. As further discussed in Note 3 to the unaudited Consolidated Financial Statements, the Company entered into an agreement to sell certain non-core properties. The Company will receive $24.4 million in cash and title to certain other producing properties near the Company's existing Arkoma Basin assets. The agreement is expected to close no later than August 28, 1997. The Company plans to use the proceeds from the sale to repay bank debt and thus has reclassified such amounts to "current portion of long-term debt". The subject properties have been classified as "oil and gas properties held for resale", and appear in "current assets". The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity or debt securities or by entering into joint venture arrangements.

Capital Commitments

For the six months ended June 30, 1997, the Company incurred total exploration, development and leasehold capital expenditures of $41.2 million. The Company estimates capital expenditures for 1997 will be between $65-$75 million, which will be allocated in varying amounts primarily to activities in the Company's four core geographic areas: the D-J Basin, the Northern Rockies, the Anadarko and Arkoma Basins of the Mid-Continent and the on-shore Gulf Coast region. The Company continuously evaluates its inventory of drilling opportunities and adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position.

A major component of the Company's capital expenditure program includes costs associated with consolidation activities and development drilling in the D-J Basin, and, to a lesser extent, the development of its other Rocky Mountain properties. The Company has incurred approximately $18.4 million in capital expenditures in the six months ended 1997 for drilling and recompleting wells on the Company's D-J Basin properties.

The second component of the Company's capital expenditure program is the continued exploitation of the properties acquired as a result of the Merger with Tide West. For the six months ended June 30, 1997, the Company has incurred total acquisition, exploitation and development expenditures in the Mid-Continent area of $9.5 million. The Company is currently evaluating a variety of opportunities that include increased exploitation, exploration and density drilling, recompletions and field extensions.

The final component of the Company's capital expenditure program is to develop exploitation and exploration prospects in the Gulf Coast. As described below, the Company has entered into two joint ventures. During the six-month period ended June 30, 1997, the Company incurred total capital expenditures of $10.4 million in the Gulf Coast. This includes approximatley $5.4 million which the Company spent under the SouthTech joint venture in the six months ended June 30, 1997, for seismic, leasehold, overhead costs and drilling.

In June 1996, the Company entered into an exploration and development agreement with Chenier Exploration, Inc. ("CEI"), pursuant to which the Company purchased from CEI and a third party interests in properties in the Gulf Coast for approximately $1.9 million, of which $1.2 million was paid in cash and the remaining portion was funded with a promissory note. Under the terms of the agreements, CEI was responsible for the generation and development of prospects in the project areas. On June 24, 1997, the Company gave notice of termination of this venture, and has since assumed management of the venture projects. Certain disputes have arisen between the Company and CEI concerning their respective rights and obligations, but the Company believes these disputes will not interfere with development of the projects. For the six months ended June 30, 1997, the Company spent $5.0 million for seismic, leasehold, drilling and overhead costs. See - Part II, Item 1 - Legal Proceedings and Environmental Issues - Litigation.

In 1994, the Company entered into an exploration agreement with Union Pacific Resources Company covering drilling locations in the D-J Basin, pursuant to which the Company committed to spend $9.3 million during the two years ended June 1996 and meet certain other minimum obligations. In 1996, the Company elected to extend the agreement and committed to spend approximately $2.4 million by June 1997. All such commitments have been met under these agreements. The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the six months ended June 30, 1997, was $43.7 million, up from the same period in 1996. This is primarily the result of (i) additional oil and gas production revenues attributable to the larger number of producing wells resulting from the Company's drilling activities and the wells acquired in the Acquisitions and the Merger, and (ii) higher product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

Risk Management. The Company uses financial instruments to reduce its exposure to market fluctuations in the price and transportation cost of oil and gas. The Company's general strategy is to hedge price and location risk with swap, collar, floor and ceiling arrangements. When utilizing such instruments, in order to minimize basis risk the Company hedges its production back to the wellhead to the maximum extent possible. In addition to hedging activities, the Company is engaged in using the financial markets to capture trading margins. The Company has established policies with respect to open positions which limit its exposure to market risk and requires reporting to management of the potential financial exposure on a daily basis resulting from both hedging and trading activities.

Hedging Activities. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period the underlying physical transactions occur in "oil and gas sales" and "trading and transportation revenues" (for third party gas).

The Company has entered into the following forward sales and swap arrangements with respect to its gas production for the quarters and in total as indicated below. Note that total average daily gas production for the quarter ended
June 30, 1997 was 110,545 Mcf/day.

                                                        AVERAGE DAILY VOLUME (MCFD)
                                          -----------------------------------------------------
Counterparty Pays:                           1.99      $2.21       $1.67      $1.33      $1.71
Company Pays:                                NGPL       PEPL        CIG        CIG      Wng(Tok)
-----------------------------------------------------------------------------------------------
Period Hedged:
   July 1997                                 10,000         --     20,000      2,065        710
   August 1997                               10,000         --     20,000      2,065        710
   September 1997                            10,000     20,000     20,000      2,133        710
   October 1997                              10,000     20,000     10,000      1,989        722
   November 1997                                 --         --         --      2,056        699
   December 1997                                 --         --         --      1,989        722
   First Quarter 1998                            --         --         --      1,989        711
   Second Quarter 1998                           --         --         --      1,890        692
   Third Quarter 1998                            --         --         --      1,804        674
   Fourth Quarter 1998                           --         --         --      1,696        663

Total Quantity Hedged (Number of          1,230,000  1,220,000  2,150,000  1,050,000    381,000
   Days Times Daily Volume Hedged)



The Company has hedged approximately 25% of its oil production at $20.59 per Bbl through April 30, 1998. Additionally, with respect to the hedging of third party gas, the Company has hedged 1.2 Bcf through January 1998 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

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

Company policy requires that financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of June 30, 1997, all open positions were balanced with an offsetting position. Gains of $2,300 were recognized in connection with these activities for the second quarter of 1997 and $26,349 for the six months ended June 30, 1997. These gains are included in "trading and transportation revenues".

Credit Risk. While notional amounts are used to express the volume of various derivative financial instruments, the amounts potentially subject to credit risk in the event of nonperformance by the third parties are substantially smaller. Counterparties to the swap, collar, floor and ceiling arrangements discussed above are investment grade financial institutions. Accordingly, the Company does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties on financial instruments related to hedging activities or trading activities.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q Report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future.
All statements other than statements of historical facts included in this 10-Q Report, including without limitation, statements under "Legal Proceedings and Environmental Issues" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding reserves and their values; planned capital expenditures; increases in oil and gas production; trends and expectations concerning oil and gas prices; the Company's financial position, business strategy and other plans and objectives for future operations, divestitures and debt repayment; potential liabilities or the expected absence thereof; and the potential outcome of environmental matters, litigation or other proceedings are forward-looking statements. All forward-looking statements included or incorporated by reference in this 10-Q Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Many factors may affect the Company's expectations and plans. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow available from operations may change depending on costs of materials and services, regulatory burdens and commodity prices. Oil and gas prices are volatile, and there are several potentially significant adverse effects to the Company which can result if product prices decline materially. First, lower product prices will adversely impact the Company's cash flow and could cause the Company to (i) curtail its capital program, (ii) borrow additional amounts under its revolving credit agreement, and/or (iii) issue additional debt or equity securities. Second, lower product prices could cause the borrowing base under the Company's bank credit agreement to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Lower product prices adversely impact the ceiling calculation. Should the Company realize sustained lower product prices, it could be required to write down its oil and gas properties, resulting in a non-cash charge against earnings.

Certain additional important factors that could cause actual results to differ materially from the Company's forward-looking statements are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 10-Q Report and in the Company's 8-K Report filed February 26, 1997. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the factors mentioned above.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings and Environmental Issues

Litigation. At this time, the Company is involved in no material litigation, however, the Company is involved in various claims and lawsuits incidental to its business.

On July 22, 1997, CEI commenced a lawsuit against the Company in the United States District Court for the Eastern District of Texas (Civil action No 1:97 CV 399). The action follows the Company's notice of termination of the Chenier joint venture and the Company's assumption of ongoing management of the venture projects. The suit claims that the Company is obligated to continue paying certain general and administrative costs to CEI for up to nine months following termination, and makes other claims. The Company disputes all of CEI's claims, intends to vigorously defend the suit, and intends to counterclaim against CEI for damages for breach of contract and other claims. The Company is also attempting to enforce the agreement between the parties for arbitration of all disputes. The amounts in dispute under the suit are not material to the Company.

Environmental Proceedings. The owner of an oil field waste disposal facility, a major oil company and the Company were named as respondents by the United States Environmental Protection Agency ("EPA") in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act ("RCRA") on May 11, 1995. WCWDI operated and continues to own two evaporation pits in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. The Company and other non-operator respondents are working together with the EPA to close the pits and to develop work plans and characterization studies, and the facility has been permanently closed.

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $577,000 on its behalf to date on the project. The Company's share of total costs associated with the project, at the 50% level of participation, are currently estimated to range from $1 to $2 million over three years. The Company believes that it has adequately reserved for the estimated liability.

Item 2.    Changes in Securities   None.

Item 3.    Defaults Upon Senior Securities   None.

Item 4. Submission of Matters to a Vote of Security Holders The Company held its annual meeting of the stockholders on May 22, 1997. In addition to the election of directors, the following matter was submitted to a vote of the stockholders:

               To approve the HS Resources, Inc. 1997 Performance and Equity Incentive Plan. 10,876,621 votes were for, 532,252 votes were against, and 89,161 votes abstained. Broker non-voters in the amount of 2,936,672 were counted for purposes of obtaining a quorum, but were not counted in the vote. The matter was, therefore, approved by the Company's stockholders at the meeting.

Item 5.    Other Information   None.

Item 6.    Exhibits and Reports on Form 8-K.

               a. List of Exhibits.

Exhibit
Number                         Description of Exhibits


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

10.5 1987 Stock Incentive Plan, as amended December 2, 1996. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 15, 1997.)

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

10.37 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated June 28, 1996. (Incorporated by reference to
            Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

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

10.43* Purchase and Sale Agreement dated June 30, 1997 among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer.

10.44* Amendment to Purchase and Sale Agreement dated as of July 16, 1997, among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer.

27*         Financial Data Schedule

-------------------------

*     Filed herewith

   b. Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HS RESOURCES, INC.



Dated:   August 14, 1997        By:/s/ JAMES E. DUFFY
                                   ------------------------------------------
                                   James E. Duffy
                                   Vice President and Chief Financial Officer

                                By:/s/ ANNETTE MONTOYA
                                   ------------------------------------------
                                   Annette Montoya
                                   Vice President and Principal Accounting
                                   Officer

                               Index to Exhibits



                                                                                          Sequentially
Exhibit                                                                                     Numbered
Number                  Description                                                           Page
-------                 -----------                                                       ------------

10.43*      Purchase and Sale Agreement dated June 30, 1997 among HSRTW,
            Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy
            Corporation as Buyer.

10.44* Amendment to Purchase and Sale Agreement dated as of July 16, 1997, among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and
            Gothic Energy Corporation as Buyer.

27*         Financial Data Schedule