Form 10-Q
period 1997-09-30
HS RESOURCES INC
filed 1997-11-14
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ---------------------
Commission file number     0-18886
                       --------------------------------------------------------

                               HS RESOURCES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                           94-3036864
---------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                  94111
---------------------------------------   -------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code            (415) 433-5795
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              ------      ------

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                          ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on November 3, 1997: 17,290,187 after deducting 160,358 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Financial Statements:

           Consolidated Balance Sheets - September 30, 1997 (Unaudited)
           and December 31, 1996.........................................  3

           Unaudited Consolidated Statements of Operations -
           For the Three Months and Nine Months Ended
           September 30, 1997 and 1996...................................  5

           Consolidated Statements of Stockholders' Equity - For the Years Ended December 31, 1996 and 1995 and the Nine Months
           Ended September 30, 1997 (Unaudited)..........................  6

           Unaudited Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 1997 and 1996.........  7

           Notes to Unaudited Consolidated Financial Statements..........  8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 12

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings & Environmental Issues...................... 21

  Item 2.  Changes in Securities......................................... 22

  Item 3.  Defaults Upon Senior Securities............................... 23

  Item 4.  Submission of Matters to a Vote of Security Holders........... 23

  Item 5.  Other Information............................................. 23

  Item 6.  Exhibits and Reports on Form 8-K.............................. 23

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                                       September 30,       December 31,
                                                                                           1997                1996
                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
    ASSETS

    CURRENT ASSETS
       Cash and cash equivalents                                                    $       4,379,617   $       8,764,756
       Margin deposits                                                                        575,902             575,712
       Accounts receivable
              Oil and gas sales                                                            16,937,334          22,601,396
              Trading and transportation                                                   12,330,122          17,786,206
              Trade                                                                         3,499,841           2,255,359
              Other                                                                         7,047,148           5,625,980
       Lease and well equipment inventory, at cost                                          1,362,151           1,724,944
       Prepaid expenses and other                                                             573,879             513,471
    ---------------------------------------------------------------------------------------------------------------------
              Total current assets                                                         46,705,994          59,847,824
    ---------------------------------------------------------------------------------------------------------------------
    OIL AND GAS PROPERTIES, AT COST, USING THE FULL COST METHOD
       Undeveloped acreage                                                                 69,910,789          54,709,553
       Costs subject to depreciation, depletion and amortization                          732,970,570         727,411,293
       Less accumulated depreciation, depletion and amortization                         (166,926,095)       (129,940,868)
    ---------------------------------------------------------------------------------------------------------------------
              Net oil and gas properties                                                  635,955,264         652,179,978
    ---------------------------------------------------------------------------------------------------------------------
    GAS GATHERING AND TRANSPORTATION FACILITIES,
       at cost, net of accumulated depreciation of $1,249,387 and
       $1,032,224 at September 30, 1997 and December 31, 1996, respectively                 4,578,134           4,674,075
    ---------------------------------------------------------------------------------------------------------------------
    OTHER ASSETS
       Deferred charges and other, net                                                      8,161,562           8,954,781
       Office and transportation equipment and other property, net of accumulated depreciation of $4,688,278 and $3,401,739 at
              September 30, 1997 and December 31, 1996, respectively                        4,715,790           4,708,436
       Investment in Oil and Gas Limited Partnership                                          875,284             920,285
    ---------------------------------------------------------------------------------------------------------------------
              Total other assets                                                           13,752,636          14,583,502
    ---------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                    $     700,992,028   $     731,285,379
    ---------------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                               September 30,        December 31,
                                                                                    1997                1996
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts payable
           Trade                                                             $     12,226,265   $         9,124,831
           Revenue                                                                 15,274,790             8,134,201
           Gas purchases                                                            7,761,046            13,878,187
       Accrued expenses
           Ad valorem and production taxes                                          8,160,791             7,516,095
           Interest                                                                 8,112,518             3,179,627
           Other                                                                    3,517,413             4,235,410
       Current portion of long-term debt                                               30,000                30,000
   ----------------------------------------------------------------------------------------------------------------
           Total current liabilities                                               55,082,823            46,098,351
   ----------------------------------------------------------------------------------------------------------------
    ACCRUED AD VALOREM TAXES                                                        8,707,820             9,005,922
   ----------------------------------------------------------------------------------------------------------------
    LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                                     734,696               734,696
  -----------------------------------------------------------------------------------------------------------------
    LONG-TERM BANK DEBT, NET OF CURRENT PORTION                                   124,000,000           174,000,000
   ----------------------------------------------------------------------------------------------------------------
    9 7/8% SENIOR SUBORDINATED NOTES,
       due 2003, net of unamortized discount of $360,750 and
       $404,625 at September 30, 1997 and December 31, 1996,
       respectively                                                                74,639,250            74,595,375
    9 1/4% SENIOR SUBORDINATED NOTES,
       due 2006, net of unamortized discount of $709,013 and
       $767,287 at September 30, 1997 and December 31, 1996,
       respectively                                                               149,290,987           149,232,713
   ----------------------------------------------------------------------------------------------------------------
    DEFERRED INCOME TAXES                                                          89,109,562            84,828,612
   ----------------------------------------------------------------------------------------------------------------
    COMMITMENTS AND CONTINGENCIES
   ----------------------------------------------------------------------------------------------------------------
    MINORITY INTEREST IN OIL AND GAS LIMITED PARTNERSHIP                               75,974                66,149
   ----------------------------------------------------------------------------------------------------------------
    STOCKHOLDERS' EQUITY
       Preferred stock                                                                   ---                  ---
       Common stock, $.001 par value, 30,000,000 shares
           authorized; 17,450,545 and 17,127,861 shares issued and
           outstanding at September 30, 1997 and December 31, 1996,
           respectively                                                                17,451                17,128
       Additional paid-in capital                                                 163,140,128           163,114,868
       Retained earnings                                                           38,524,185            31,433,399
       Deferred compensation                                                         (162,300)             (171,300)
       Treasury stock, at cost, 160,358 and 121,952 shares at
           September 30, 1997 and December 31, 1996, respectively                  (2,168,548)           (1,670,534)
   ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                             199,350,916           192,723,561
   ----------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    700,992,028   $       731,285,379
   ----------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 ------------------------------------------------------------------------
                                                      1997                1996              1997                1996
-------------------------------------------------------------------------------------------------------------------------
 REVENUES
    Oil and gas sales                            $ 31,656,583        $  32,206,719      $ 97,778,112         $ 67,168,879
    Trading and transportation                     21,428,862           14,683,333        77,819,394           19,536,574
    Other gas revenues                              1,017,017              675,553         3,206,264            1,780,257
    Interest income and other                         271,372              173,086           893,865              276,868
-------------------------------------------------------------------------------------------------------------------------
        Total revenues                             54,373,834           47,738,691       179,697,635           88,762,578
-------------------------------------------------------------------------------------------------------------------------
 EXPENSES
    Production taxes                                2,059,599            2,369,573         6,893,339            5,059,394
    Lease operating                                 5,901,703            5,730,252        18,272,587           11,667,023
    Cost of trading and transportation             21,358,229           14,218,629        76,823,360           18,951,357
    Depreciation, depletion and amortization       13,120,515           14,330,624        38,436,058           29,522,582
    General and administrative                      1,841,004            1,160,307         4,872,430            2,922,600
    Interest                                        7,568,278            7,736,840        22,944,633           15,481,522
-------------------------------------------------------------------------------------------------------------------------
        Total expenses                             51,849,328           45,546,225       168,242,407           83,604,478
-------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR INCOME TAXES           2,524,506            2,192,466        11,455,228            5,158,100
 PROVISION FOR INCOME TAXES                           961,837              835,453         4,364,442            1,965,359
-------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                       $ 1,562,669         $  1,357,013      $  7,090,786         $  3,192,741
-------------------------------------------------------------------------------------------------------------------------
 EARNINGS PER SHARE
    Earnings per common and common
        equivalent share                          $      0.09         $       0.08      $       0.40         $       0.24
-------------------------------------------------------------------------------------------------------------------------
    Earnings per common and common
        equivalent share assuming full
        dilution                                  $      0.09         $       0.08      $       0.40         $       0.24
-------------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
    Weighted average number of common and
        common equivalent shares                   17,561,000           17,431,000        17,520,000           13,546,000
-------------------------------------------------------------------------------------------------------------------------
    Weighted average number of common and
        common equivalent shares assuming
        full dilution                              17,668,000           17,442,000        17,580,000           13,549,000
 ------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                           Common Stock         Additional                                    Treasury Stock
                                        --------------------     Paid-In       Retained    Deferred       ---------------------
                                         Shares       Amount     Capital       Earnings    Compensation   Shares       Amount
-------------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 1994           10,948,680   $ 10,949  $ 97,720,356  $  22,210,416  $      ---    (40,313)  $  (584,109)
     Purchase of treasury stock                ---        ---           ---            ---         ---    (63,700)     (846,625)
     Transfer of treasury stock to
        401(k) Plan                            ---        ---         3,328            ---         ---     26,536       358,287
     Exercise of options by issuance
       of treasury stock, including
       income tax benefit                      ---        ---        (5,776)           ---         ---      2,400        33,144
     Net income                                ---        ---           ---        274,156         ---        ---           ---
   ----------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 1995           10,948,680     10,949    97,717,908     22,484,572         ---    (75,077)   (1,039,303)
     Purchase of treasury stock                ---        ---           ---            ---         ---   (113,817)   (1,460,490)
     Transfer of treasury stock to
       401(k) Plan                             ---        ---       (53,961)           ---         ---     20,025       246,708
     Issuance of common stock for
        Tide West acquisition            6,169,181      6,169    65,231,025            ---         ---        ---           ---
     Exercise of options by issuance
       of treasury stock, including
       income tax benefit                      ---        ---        48,606            ---         ---     46,917       582,551
     Issuance of restricted stock           10,000         10       171,290            ---    (171,300)       ---           ---
     Net income                                ---        ---           ---      8,948,827         ---        ---           ---
   ----------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 1996           17,127,861     17,128   163,114,868     31,433,399    (171,300)  (121,952)   (1,670,534)
     Purchase of treasury stock                ---        ---           ---            ---         ---    (87,047)   (1,157,935)
     Transfer of treasury stock to
       401(k) Plan                             ---        ---       (68,011)           ---         ---     35,894       485,287
     Exercise of options by issuance
       of treasury stock, including
       income tax benefit                      ---        ---       (38,811)           ---         ---     12,747       174,634
     Issuance of restricted stock            2,500          3        44,997            ---     (45,000)       ---           ---
     Amortization of deferred compensation     ---        ---           ---            ---      54,000        ---           ---
     Exercise of options by issuance
       of common stock, including
        income tax benefit                   8,203          8        87,397            ---         ---        ---           ---
     Exercise of warrants and options      311,981        312          (312)           ---         ---        ---           ---
     Net income                                ---        ---           ---      7,090,786         ---        ---           ---
   ----------------------------------------------------------------------------------------------------------------------------
   Balance, September 30, 1997
     (Unaudited)                        17,450,545   $ 17,451 $ 163,140,128   $ 38,524,185 $  (162,300)  (160,358) $ (2,168,548)
   ----------------------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                                  September 30,
                                                                                     ------------------------------------
                                                                                             1997               1996
-------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                     $       7,090,786  $      3,192,741
       Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                                           38,436,058        29,522,582
          Amortization of deferred charges, debt issue costs and deferred compensation        1,369,616           621,193
          Transfer of treasury stock to the 401(k) Plan                                         417,276              ---
          Gain on sale of fixed assets                                                            ---             (12,175)
          Deferred income tax provision                                                       4,280,950         1,960,486
          Decrease (increase) in accounts and notes receivable                                8,454,496        (5,019,888)
          Increase in accounts payable and accrued expenses                                   5,341,429         3,367,125
          Other                                                                                 364,996           369,191
   ----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                             65,755,607        34,001,255
   ----------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
       Exploration, development and leasehold costs                                         (54,744,725)      (40,329,316)
       Purchase of proved and unproved properties                                                 ---        (128,391,646)
       Cash payment for purchase of TideWest, net of cash acquired                                ---         (85,125,084)
       Gas gathering and transportation facilities additions                                   (121,222)         (450,968)
       Other property additions                                                              (1,241,022)         (644,219)
       Proceeds from the sale of oil and gas properties                                      33,984,212         9,678,851
       Proceeds from the sale of fixed assets and other property                                  ---              12,175
       Increase in property related payables                                                  3,344,941         5,582,656
   ----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                (18,777,816)     (239,667,551)
   ----------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from debt                                                                    29,000,000       364,093,596
       Repayments of debt                                                                   (79,000,000)     (149,258,900)
       Debt and equity issuance costs                                                          (438,048)             ---
       Tide West acquisition costs                                                                ---          (2,696,021)
       Exercise of options by issuance of treasury stock                                        135,823           136,310
       Purchase of treasury stock                                                            (1,157,935)         (850,945)
       Exercise of options by issuance of common stock                                           87,405              ---
       Minority interest                                                                          9,825            69,921
   ----------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                                  (51,362,930)      211,493,961
   ----------------------------------------------------------------------------------------------------------------------
   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (4,385,139)        5,827,665
       Cash and cash equivalents, beginning of the period                                     8,764,756           116,581
   ----------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of the period                                   $       4,379,617  $      5,944,246
   ----------------------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL CASH FLOW DISCLOSURE
       Interest paid, net of capitalized interest                                     $      16,373,468  $     11,202,129
       Cash paid for income taxes, net of refund                                      $        (413,076) $          ---
   ----------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    General

      HS Resources, Inc., a Delaware Corporation (the "Company" or "HSR") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties and markets and trades oil and gas. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at September 30, 1997, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

         FINANCIAL INSTRUMENTS The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are deferred; they are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned oil and gas) and in "trading and transportation revenues" (for third party gas). Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis and are recorded in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

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

Note 3. Stock Transactions involving Natural Gas Partners, L.P.

         On September 30, 1997, the Company announced the offering by Natural Gas Partners, L.P. (the "Stockholder") of approximately 1.8 million shares of the Company's common stock held by it. In a separate transaction, the Stockholder sold 1 million shares of common stock in a direct, privately negotiated transaction between the Stockholder and a foreign investment fund. The Stockholder liquidated these holdings to comply with obligations under its partnership agreement.

         On September 30, 1997, the Stockholder also exercised warrants to purchase 740,262 shares of common stock. The warrants were exercised, along with 1,500 options, in a cashless transaction resulting in the issuance of 311,981 shares of the Company's common stock.

Note 4. Summary of Guarantees on 9 1/4% and 9 7/8% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. and HSRTW, Inc. (the "Subsidiary Guarantors"). Because of the issuance of the guarantees in connection with the Notes due 2006, the Company was required to and has issued similar guarantees from the Subsidiary Guarantors to the trustee under that indenture for the Company's 9 7/8% senior subordinated notes due 2003.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                               September 30, 1997

                                     ASSETS


                                                                                       Non-
                                                         Subsidiary Guarantors       Guarantor     Elimination
                                           HSR           HSRTW            Orion     Subsidiaries     Entries      Consolidation
                                      -------------  -------------  -------------  -------------  -------------   -------------
Cash and cash equivalents             $   1,253,689  $        --    $        --    $   3,125,928  $        --     $   4,379,617
Intercompany receivables                 38,318,296     61,679,658     41,713,646     25,760,364   (167,471,964)           --
Other current assets                     14,340,032      7,278,330      4,419,818     16,879,462       (591,265)     42,326,377
                                      -------------  -------------  -------------  -------------  -------------   -------------

      Total current assets               53,912,017     68,957,988     46,133,464     45,765,754   (168,063,229)     46,705,994
                                      -------------  -------------  -------------  -------------  -------------   -------------

Oil and gas properties, net             314,657,933    201,579,538    119,717,793           --             --       635,955,264
Gas gathering and transportation
      facilities, net                          --             --             --        4,578,134           --         4,578,134
Deferred charges and other, net           7,823,175           --          319,864         18,523           --         8,161,562
Office and transportation equipment
      and other property, net             3,281,047      1,357,459           --           77,284           --         4,715,790
Investments in subsidiaries and
      other investments                 360,664,864      2,851,386           --          875,284   (363,516,250)        875,284
                                      -------------  -------------  -------------  -------------  -------------   -------------

      Total assets                    $ 740,339,036  $ 274,746,371  $ 166,171,121  $  51,314,979  $(531,579,479)  $ 700,992,028
                                      =============  =============  =============  =============  =============   =============

             LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL


                                                                                       Non-
                                                         Subsidiary Guarantors       Guarantor     Elimination
                                           HSR           HSRTW            Orion     Subsidiaries     Entries      Consolidation
                                      -------------  -------------  -------------  -------------  -------------   -------------
Current liabilities                   $  35,872,398  $   7,426,842  $      39,077  $  12,282,175  $    (567,669)  $  55,052,823
Current portion of long-term debt            30,000           --             --             --             --            30,000
Intercompany payables                   129,153,881           --       33,417,694      4,900,389   (167,471,964)           --
Long-term bank debt and other debt,
      net of current portion            124,734,696           --             --             --             --       124,734,696
9 7/8% senior subordinated notes,
      due 2003                           74,639,250           --             --             --             --        74,639,250
9 1/4% senior subordinated notes,
      due 2006                          149,290,987           --             --             --             --       149,290,987
Other noncurrent liabilities              8,707,820           --             --             --             --         8,707,820
Deferred income taxes                    18,559,088     62,513,418      2,305,479      5,731,577           --        89,109,562
Minority interest                              --             --             --             --           75,974          75,974
Stockholders' equity and partners'
      capital                           199,350,916    204,806,111    130,408,871     28,400,838   (363,615,820)    199,350,916
                                      -------------  -------------  -------------  -------------  -------------   -------------
      Total liabilities,
          stockholders' equity and
          partners' capital           $ 740,339,036  $ 274,746,371  $ 166,171,121  $  51,314,979  $(531,579,479)  $ 700,992,028
                                      =============  =============  =============  =============  =============   =============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                      Nine Months Ended September 30, 1997


                                                                                        Non-
                                                        Subsidiary Guarantors        Guarantor     Elimination
                                      HSR              HSRTW             Orion      Subsidiaries     Entries        Consolidation
                                 -------------    ------------------------------   -------------   -------------    -------------
Revenues
  Oil and gas sales              $  37,625,506    $  26,466,011    $   8,253,074    $  25,155,943  $     277,578    $  97,778,112
  Trading and transportation         4,076,782             --               --         93,769,657    (20,027,045)      77,819,394
  Other revenues                     3,586,406          307,337             --            463,086       (256,700)       4,100,129
                                 -------------    -------------    -------------    -------------  -------------    -------------

      Total revenues                45,288,694       26,773,348        8,253,074      119,388,686    (20,006,167)     179,697,635
                                 -------------    -------------    -------------    -------------  -------------    -------------
Expenses
  Production taxes and lease
     operating                       8,030,464        6,087,898        2,823,693        8,223,871           --         25,165,926
  Cost of trading and
     transportation                  4,122,294             --               --         92,450,531    (19,749,465)      76,823,360
  Depreciation, depletion
     and amortization               16,716,211       10,974,336        3,253,271        7,492,240           --         38,436,058
  General and administrative         2,751,336        1,415,107             --            705,987           --          4,872,430
  Interest expense                  22,570,740          288,744           34,363          307,488       (256,702)      22,944,633
                                 -------------    -------------    -------------    -------------  -------------    -------------

     Total expenses                 54,191,045       18,766,085        6,111,327      109,180,117    (20,006,167)     168,242,407
                                 -------------    -------------    -------------    -------------  -------------    -------------

Income (loss) before provision
     for income taxes               (8,902,351)       8,007,263        2,141,747       10,208,569           --         11,455,228
Benefit (provision) for income
     taxes                           3,391,796       (3,547,624)        (816,006)      (3,392,608)          --         (4,364,442)
                                 -------------    -------------    -------------    -------------  -------------    -------------

                                    (5,510,555)       4,459,639        1,325,741        6,815,961           --          7,090,786
Equity in earnings of
     subsidiaries                   10,538,569        2,062,772             --               --      (12,601,341)            --
                                 -------------    -------------    -------------    -------------  -------------    -------------

Net income                       $   5,028,014    $   6,522,411    $   1,325,741    $   6,815,961  $ (12,601,341)   $   7,090,786
                                 =============    =============    =============    =============  =============    =============



                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                      Nine Months Ended September 30, 1997

                                                                                        Non-
                                                       Subsidiary Guarantors          Guarantor    Elimination
                                        HSR            HSRTW           Orion        Subsidiaries     Entries      Consolidation
                                    ------------    ------------    ------------    ------------   ------------   -------------
Cash provided by (used in)
  operating activities              $ 91,454,337    $(37,979,578)   $   (127,258)   $ 12,408,106    $       --      $ 65,755,607
                                    ------------    ------------    ------------    ------------    ------------    ------------

Cash flows from investing
  activities
    Exploration, development
      and leasehold costs            (44,435,274)     (5,136,800)     (1,085,490)     (4,087,161)           --       (54,744,725)
    Contributions to subsidiaries     (1,212,748)     17,929,118            --              --       (16,716,370)           --
    Other                              1,690,616      24,711,619            --         9,564,674            --        35,966,909
                                    ------------    ------------    ------------    ------------    ------------    ------------

        Net cash (used in)
           provided by investing
           activities                (43,957,406)     37,503,937      (1,085,490)      5,477,513     (16,716,370)    (18,777,816)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Cash flows from financing
  activities
    Proceeds from debt                29,000,000            --              --              --              --        29,000,000
    Repayments of debt               (79,000,000)           --              --              --              --       (79,000,000)
    Contributions from equity
      holders                               --              --         1,212,748     (17,929,118)     16,716,370            --
    Other                             (1,372,755)         21,411            --           (11,586)           --        (1,362,930)
                                    ------------    ------------    ------------    ------------    ------------    ------------

        Net cash (used in)
           provided by financing
           activities                (51,372,755)         21,411       1,212,748     (17,940,704)     16,716,370     (51,362,930)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in
  cash and cash equivalents           (3,875,824)       (454,230)           --           (55,085)           --        (4,385,139)
Cash and cash equivalents,
  beginning of the year                5,129,513         454,230            --         3,181,013            --         8,764,756
                                    ------------    ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents,
  end of the period                 $  1,253,689    $       --      $       --      $  3,125,928    $       --      $  4,379,617
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL Over the past 18 months, the Company has undertaken several strategic initiatives that have positioned it for a period of significant growth in reserves, production, cash flow and earnings. For the last several years the
Company has been pursuing a strategy  that  includes  (i)   consolidating  in
its core geographic areas, particularly the Denver-Julesburg Basin ("D-J Basin"), (ii) diversifying its asset base outside of the D-J Basin, (iii) capturing more of the value stream by marketing its production and (iv) maximizing its financial flexibility. By completing the acquisition of all of the D-J Basin properties owned by Basin Exploration, Inc. (the "Acquisitions") and the merger with Tide West Oil Company (the "Merger"), by establishing an active Gulf Coast exploration program, and by focusing on the gas marketing, transportation and trading business through the creation of HS Energy Services, Inc., HSR has taken the fundamental initial steps to implement its strategy. Management's focus for the foreseeable future will be to continue to execute this strategy with particular emphasis on activities that maximize the financial returns from HSR's expanded asset base.

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

GAS PRICE CONSIDERATIONS As of September 30, 1997, approximately 76% of the Company's proved producing reserves consisted of gas. These reserves are located primarily in the D-J Basin and Mid-Continent areas. The absolute level and volatility of gas prices have a material impact on the Company.

During 1995 and early 1996, prices for Rocky Mountain gas were substantially below prices for gas in markets outside the Rocky Mountain region. This disparity was caused by low demand for Rocky Mountain gas due to an unusually warm winter season and above-normal availability of hydro-electric power in the western United States. This condition resulted in excess gas supply in the Rocky Mountains which led to downward price pressure in the Colorado Front Range market. However, since the beginning of 1996, the market for the Company's D-J Basin gas had strengthened substantially due to several factors. First, the excess supply from Wyoming gas producers has declined as a result of increased demand from West Coast markets. Second, in October 1995 the Colorado Public Utilities Commission approved tariff changes that effectively eliminated transportation costs for D-J Basin gas sold to the Colorado Front Range market, resulting in a transportation cost advantage for D-J Basin producers of approximately $0.40 per MMBtu. Third, the supply of D-J Basin gas has declined over the last two years due to the combination of reduced drilling in the D-J Basin and natural production declines. The average gas price received by the Company for its D-J Basin production has increased from $1.28 per Mcf in 1995 to $1.90 per Mcf in 1996 and to $1.96 per Mcf in the nine months ended September 30, 1997. In addition, expansion of pipeline capacity continues providing additional transportation outlets for Wyoming producers to markets other than the Colorado Front Range and providing Colorado Front Range producers with access to other markets. The Company believes that these developments will further reduce the disparity between D-J Basin pricing and pricing generally available elsewhere in the United States.

The D-J Basin provides a significant portion of the Company's gas production. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas pipeline ("CIG") Rocky Mountain Index. That has changed recently. As a result of the tariff changes and the seasonal nature of demand in the Colorado Front Range, the price for D-J Basin gas now tends to reflect the CIG Rocky Mountain Index during the low demand summer months (generally April through October) and to reflect Mid-Continent indices during the high demand winter periods (generally November through March). K N Energy has recently announced plans to construct a natural gas pipeline from Cheyenne, Wyoming to Denver capable of transporting up to 250 million cubic feet of natural gas per day. The Company does not know how this will affect the gas market, but does not believe that it will have a material adverse effect on the annualized price of gas in the Colorado Front Range.

Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average gas prices received by the Company in the Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1996 averaged $0.25 per Mcf less than the Henry Hub price. The average gas price received in the Mid-Continent since the Merger in June 1996 through December 31, 1996, was $2.24 per Mcf, or $0.29 below the Henry Hub price and the average price during the nine months ended September 30, 1997 was $2.23, or $0.20 below the Henry Hub price (before hedging).

OIL PRICE CONSIDERATIONS Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate ("NYMEX-WTI") crude oil closing prices. The Company's average oil price for 1995 was approximately $1.77 per Bbl below NYMEX-WTI closing prices. The average oil price for 1996 was approximately $0.45 below NYMEX-WTI closing prices and the average oil price for the nine months ended September 30, 1997 was approximately $1.00 per Bbl below NYMEX-WTI closing prices. The changes in the relative value of the Company's oil production during these periods is a result of renegotiation of several oil sales contracts, as well as the general fluctuation in the market value of the Company's D-J Basin oil production relative to NYMEX-WTI.

RESULTS OF OPERATIONS During 1997 the Company has continued drilling and development activity in the D-J Basin and exploitation activities in the Mid-Continent and the Gulf Coast. At September 30, 1997, the Company owned interests in approximately 3,410 producing wells (of which it operated approximately 2,580 ) compared to 3,540 wells (of which it operated more than 2,600) at September 30, 1996. The Company's results of operations have been significantly affected by the Acquisitions and the Merger, which occurred in 1996, by its drilling program and by fluctuations in oil and gas prices. The United States oil and gas industry is currently experiencing shortages of drilling and completion equipment, as well as skilled workers. This shortage has resulted in higher costs for drilling and related field activities primarily in its Gulf Coast and Mid-Continent district operations. The Company anticipates that this shortage will continue for the forseeable future.

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

OIL AND GAS REVENUES For the comparative three month periods, oil production increased 4%, from 594 MBbls to 619 MBbls, and gas production decreased 8%, from 11,168 MMcf to 10,276 MMcf. Average oil prices realized decreased by 9%, from $21.02 to $19.14 per Bbl, and average gas prices realized increased by 9%, from $1.77 to $1.93 per Mcf. The gas production decrease reflects the effect of the sale by the Company of non-core, non-strategic properties and natural production declines in the Company's wells, both of which have been partially offset by new wells drilled by the Company. The net effect of these changes was a decrease in oil and gas revenues from $32.2 million to $31.7 million, or 2%. During the period, the Company also recognized approximately $1 million in other gas revenues from the sale of tax credits compared to $0.7 million for the comparative prior year period.

For the comparative nine month periods, oil production increased from 1,360 MBbls to 1,785 MBbls and gas production increased from 23,221 MMcf to 30,307 MMcf, each an increase of 31%. Average oil prices realized decreased by 2%, from $20.32 to $19.94 per Bbl, and average gas prices realized increased by 21%, from $1.70 to $2.05 per Mcf. The production increases were the result of additional production from the properties acquired in the Acquisitions and the Merger and new wells drilled by the Company. The net effect of these changes resulted in a 46% increase in oil and gas revenues from $67.2 million to $97.8 million. During the period, the Company also recognized $3.2 million in other gas revenues from the sale of tax credits compared to $1.8 million for the comparative prior year period.

The Company, through its gas marketing division and its wholly owned subsidiary, HS Energy Services, Inc., actively markets a portion of its own gas production, markets gas to third parties and supplies gas to end-users. Trading and transportation net margins were $70,633 and $996,034 for the three months and nine months ended September 30, 1997, respectively.

INTEREST INCOME AND OTHER INCOME Interest and other income increased by $98,286, or 57%, for the three-month comparative periods and by $616,997, or 223%, for the nine-month comparative periods. The increase in interest and other income was mainly due to short term investing of the Company's available funds, as well as income recorded on the Company's interest in a limited partnership.

PRODUCTION EXPENSES Lease operating expenses increased by $171,451, or 3%, for the three-month comparative periods and by $6,605,564, or 57%, for the nine-month comparative periods. On a Boe basis, lease operating expenses increased from $2.33 to $2.53 for the three-month comparative periods and from $2.23 to $2.67 for the nine-month comparative periods. This increase is primarily the result of a different mix of wells in the current year, including wells with historically higher operating costs which were acquired as a result of the Acquisitions and a significant number of workovers on producing wells. Production taxes decreased by $309,974, or 13%, for the three-month comparative periods due to an adjustment recorded in the third quarter to reflect a refund for prior year production taxes as well as a decrease in oil and gas sales. For the nine-month comparative periods, production taxes increased by $1,833,945, or 36%, due to an increase in oil and gas sales.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, decreased by $1,210,109, or 8%, for the three-month comparative periods as a result of a decrease in both production and the Company's depletion rate. For the nine-month comparative periods DD&A increased by $8,913,476, or 30%, due to an increase in production which more than offset a decrease in the DD&A rate. On a Boe basis, the Company's weighted average depletion rate decreased from $5.42 for the nine months ended September 30, 1996, to $5.41 for the nine months ended September 30, 1997. The Company adjusts its DD&A rate based on material changes in its reserves and on an annual basis based on year end engineering.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense reflects costs incurred by the Company, net of administrative costs directly attributable to drilling and well operations (which costs are included in lease operating expenses or are capitalized). General and administrative expenses increased by $680,697, or 59%, for the three-month comparative periods and by $1,949,830, or 67%, for the nine-month comparative periods. The increase is primarily attributable to the administrative costs resulting from the Merger and the greater number of Tide West employees, as well as the addition of personnel and facilities throughout 1997 which are required in order to accomplish the Company's acquisition, drilling and exploration objectives. On a Boe basis, general and administrative expenses increased from $0.47 to $0.79 for the three-month comparative periods and from $0.56 to $0.71 for the nine-month comparative periods. The current year amount is generally in line with prior years and with the Company's future expectations (on an annual basis). The
large period-over-period   comparative   difference  results  substantially
from the abnormally low costs incurred by the Company in the prior year, particularly during the transitionary period immediately after closing the Acquisitions and the Merger. During that transitionary period costs were anomalously low while the Company hired additional staff to handle the ongoing requirements attributable to the increase in operations.

INTEREST EXPENSE Interest expense decreased by $168,562, or 2%, for the three-month comparative periods and increased by $7,463,111, or 48%, for the nine-month comparative periods. The decrease for the three-month comparative periods reflects the reduction of the Company's long-term bank debt throughout 1997. The increase for the nine-month comparative periods is due to the overall increase in long-term debt attributable to the 1996 Acquisitions and the Merger.

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



LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

The Company is committed to reducing its overall debt level, and is currently implementing numerous programs to do so. Since December 31, 1996, the Company has reduced its long-term bank debt from $174 million to $124 million by applying the proceeds from the sale of non-core, non-strategic properties, cash flow from operations, and excess working capital to the outstanding debt. The Company believes that it will be able to arrange a favorable combination of financing alternatives to fund its ongoing capital requirements and reduce its overall financial leverage. Until this debt level is reduced, the Company currently plans to fund capital expenditures attributable to exploration and development drilling activities primarily out of its expected cash flow from operations. The Company has financed, and expects to continue to finance, its acquisition activities, if any, with (i) cash flow from operations, (ii) borrowings under the Chase Facility (defined below), (iii) public or private offerings of equity and debt, (iv) divestitures (including asset monetizations) of non-core assets and (v) the TCW Facility (as defined). Borrowings in connection with acquisitions may have the effect of increasing the Company's leverage.

On June 14, 1996, the Company amended the terms of its senior bank credit facility with The Chase Manhattan Bank, as agent (the "Chase Facility"), to increase the maximum credit amount to $350 million. Under the terms of the Chase Facility, no principal payments are required until June 14, 2001, assuming the Company maintains a Borrowing Base sufficient to support the outstanding loan balance. The Borrowing Base is based on the underlying value of the Company's oil and gas properties. Upon consummation of the Offering (defined below) and the application of the estimated net proceeds therefrom, the Borrowing Base under the Chase Facility was set at $275 million. As a result of the sale of properties to Gothic Energy Corporation, effective August 28, 1997, the Borrowing Base was adjusted to $261 million. The Chase Facility bears interest at The Chase Manhattan Bank Base Rate plus 0% to 0.5% or LIBOR plus 0.75% to 1.5%.

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006 (the "Notes") in a private placement. The offering of the Notes (the "Offering") was undertaken in order to replace a portion of the Company's outstanding indebtedness under the Chase Facility with fixed rate term debt. On April 25, 1997, the Company exchanged $150 million of new notes registered under the Securities Act of 1933 (the "New Notes") for the Notes which were offered in a private offering exempt from securities registration. The material terms of the New Notes are identical to the Notes.

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

The Company anticipates that available borrowing capacity under the Chase Facility, combined with operating cash flow and the TCW Facility, will provide it with the financial resources and flexibility to fund current and ongoing development activities and to meet other financial obligations. Since the consummation of the Merger and the Acquisitions, the Company has monetized approximately $45 million of non-strategic properties, using the proceeds to reduce outstanding borrowings under the Chase Facility. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity or debt securities or by entering into joint venture arrangements.

Capital Commitments

For the nine months ended September 30, 1997, the Company incurred total exploration, development and leasehold capital expenditures of $54.7 million. The Company estimates capital expenditures for 1997 will be approximately $60 to $65 million, which will be allocated in varying amounts primarily to activities in the Company's four core geographic areas: the D-J Basin, the Northern Rockies, the Anadarko and Arkoma Basins of the Mid-Continent, and the
on-shore Gulf Coast region.   The  Company   continuously   evaluates   its
inventory of drilling opportunities and adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position.

A major component of the Company's capital expenditure program includes costs associated with consolidation activities and development drilling in the D-J Basin, and, to a lesser extent, the development of its other Rocky Mountain properties. The Company has incurred approximately $22.2 million in capital expenditures in the nine months ended 1997 for drilling and recompleting wells on the Company's D-J Basin properties.

The second component of the Company's capital expenditure program is the continued exploitation of the properties acquired as a result of the Merger with Tide West. For the nine months ended September 30, 1997, the Company has incurred total acquisition, exploitation and development expenditures in the Mid-Continent area of $9 million. The Company is currently evaluating a variety of opportunities that include increased exploitation, exploration and density drilling, recompletions and field extensions.

The final component of the Company's capital expenditure program is to develop exploitation and exploration prospects in the on-shore portion of the Gulf Coast. In 1997, the Company incurred total capital expenditures of $17.1 million in the Gulf Coast. This includes approximately $8.9 million which the Company spent under its SouthTech joint venture in the nine months ended September 30, 1997, for seismic, leasehold, overhead costs and drilling.

In June 1996, the Company entered into an exploration and development agreement with Chenier Exploration, Inc. ("CEI"), pursuant to which the Company purchased from CEI and a third party, interests in properties in the Gulf Coast for approximately $1.9 million, of which $1.2 million was paid in cash and the remaining portion was funded with a promissory note. Under the terms of the agreements, CEI was responsible for the generation and development of prospects in the project areas. On June 24, 1997, the Company gave notice of termination of this venture, and has since assumed management of the venture projects. Certain disputes have arisen between the Company and CEI concerning their respective rights and obligations, but the Company believes these disputes will not interfere with development of the projects. For the nine months ended September 30, 1997, the Company spent $8.2 million for seismic, leasehold, drilling and overhead costs. See - Part II, Item 1
- Legal  Proceedings  and Environmental Issues - Litigation.

The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 1997, was $65.8 million, up from the same period in 1996. This is primarily the result of (i) additional oil and gas production revenues attributable to the larger number of producing wells resulting from the Company's drilling activities and the wells acquired in the Acquisitions and the Merger, and (ii) higher gas prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

Hedging Activities. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas).

The Company has entered into the following forward sales and swap arrangements with respect to its gas production for the quarters and in the amounts indicated below. Note that the Company's total average daily gas production for the quarter ended September 30, 1997, was 111,695 Mcf/day.


                                                                AVERAGE DAILY VOLUME (Mcfd)
                                            --------------------------------------------------------------------
Weighted Average Hedge Price                        $1.99             $2.68            $2.41              $1.50
----------------------------------------------------------------------------------------------------------------
Period Hedged:
   October 1997                                    62,696               ---              ---                ---
   November 1997                                      ---            52,696              ---                ---
   December 1997                                      ---            52,696              ---                ---
   January 1998                                       ---               ---           32,529                ---
   February 1998                                                                      32,529                ---
   March 1998                                                                         32,529                ---
   Second Quarter 1998                                ---               ---              ---              2,529
   Third Quarter 1998                                 ---               ---              ---              2,529
   Fourth Quarter 1998                                ---               ---              ---              2,529

Total Quantity Hedged (Number of                1,943,576         3,214,456        2,927,610            695,475
   Days Times Daily Volume Hedged)


The Company has hedged approximately 54% of its oil production at $20.33 per Bbl through April 30, 1998. Additionally, with respect to the hedging of third party gas, the Company has hedged 2.7 Bcf through January 1998 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

Trading Activities. The Company engages in the trading of various energy-related financial instruments which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, swap or other contractual arrangement. Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

Company policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of September 30, 1997, all material open positions were balanced with an offsetting position. Gains of $43,287 were recognized in connection with these activities for the third quarter of 1997 and $69,636 for the nine months ended September 30, 1997. These gains are included in "trading and transportation revenues."

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

The Company, through the Merger, assumed interest rate exchange agreements with two financial institutions to hedge its interest rate on a total of $40 million of the Company's borrowings at rates ranging from 6.16% to 7.32% for 1997 through 1999. Under the terms of these agreements, the difference between the Company's fixed rate and the three-month LIBOR rate is received or paid by the Company.

Contingencies

In May 1995, the Company was named as a respondent by the United States Environmental Protection Agency (the "EPA") in an administrative order brought under the Resource Conservation and Recovery Act ("RCRA") by the EPA against the owner/operator of an oilfield production water evaporation facility. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations. See - Part II, Item 1 - Legal Proceedings and Environmental Issues - Environmental Proceedings.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements under "Legal Proceedings and Environmental Issues" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding reserves and their values; planned capital expenditures; increases in oil and gas production; trends and expectations concerning oil and gas prices; the Company's financial position, business strategy and other plans and objectives for future operations, divestitures and debt repayment; trading risks, credit risks, risk management strategy, hedging strategy, availability of capital, availability and cost of materials and workers, potential liabilities or the expected absence thereof; and the potential outcome of environmental matters, litigation or other proceedings are forward-looking statements. All forward-looking statements included or incorporated by reference in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

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

Certain additional important factors that could cause actual results to differ materially from the Company's forward-looking statements are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and in the Company's Form 8-K filed February 26, 1997. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the factors mentioned above.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings and Environmental Issues

Litigation.   At  this  time,  the  Company  is  involved  in  no  material litigation; however, the Company is involved in various claims and lawsuits incidental to its business, including the litigation and arbitration described below.

On July 22, 1997, CEI commenced a lawsuit against the Company in the United States District Court for the Eastern District of Texas (Civil Action No 1:97 CV
399). The action follows the Company's notice of termination of the Chenier joint venture and the Company's assumption of ongoing management of the venture projects. The suit claims that the Company is obligated to continue paying certain general and administrative costs to CEI for up to nine months following termination, and makes other claims. The Company disputes all of CEI's claims. The Company has been successful in staying the Federal court action and has obtained an order from the court requiring CEI to arbitrate the dispute in accordance with the agreement between the Company and CEI. Arbitration has been commenced by the Company, and an arbitrator has been selected. Arbitration is to occur in Denver, Colorado. The amounts in dispute under the suit are not material to the Company.

Environmental Proceedings. The owner of an oil field waste disposal facility, a major oil company and the Company were named as respondents by the United States Environmental Protection Agency ("EPA") in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act ("RCRA") on May 11, 1995. WCWDI operated and continues to own two evaporation pits in Colorado formerly used for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. The Company and other non-operator respondents are working together with the EPA to close the pits and to develop work plans and characterization studies, and the facility has been permanently closed.

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $700,000 on its behalf to date on the project. The Company's share of total costs associated with the project, at the 50% level of participation, are currently estimated to range from $1 to $2 million over five years. The Company believes that it has adequately reserved for the estimated liability.

Item 2.    Changes in Securities   None.

Item 3.    Defaults Upon Senior Securities   None.

Item 4.    Submission of Matters to a Vote of Security Holders   None.

Item 5.    Other Information   None.

Item 6.    Exhibits and Reports on Form 8-K

                  a.  List of Exhibits.

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

10.8.1     1993  Directors'  Stock  Option Plan.  (Incorporated  by reference to
           Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994).)

10.9 Form of Indemnification Agreement for Directors of the Company. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.10 Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and Endowment and Foundation Realty, Ltd. -- JMB III for the premises at One Maritime Plaza, San Francisco, California. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994).)

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

10.42 Employment Agreement between James Piccone and the Company dated April 21, 1995. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 18, 1997 (as amended by Form 10-K/A-1 on March 20, 1997).)

10.43 Purchase and Sale Agreement dated June 30, 1997 among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.)

10.44 Amended to Purchase and Sale Agreement dated as of July 16, 1997, among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer. (Incorporated by reference to Exhibit
           10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.)

27*        Financial Data Schedule

-------------------------

*     Filed herewith

           b.    Reports on Form 8-K.

                      Report dated October 1, 1997, filing (i) the
                 "Description of Common Stock" and "Business and Properties" section of the Prospectus Supplement to Registration Statement (Reg. No. 333-28825) whereby Natural Gas Partners, L.P., as selling stockholder, offered to sell 1,864,225 shares of common stock of the Company and (ii) the September 30, 1997, press release in connection therewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HS RESOURCES, INC.



         Dated:   November 14, 1997         By:  /s/  JAMES E. DUFFY
                                               ------------------------------
                                                 James E. Duffy
                                                 Vice President and Chief
                                                 Financial Officer


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

  27*               Financial Data Schedule
