Form 10-Q
period 1998-03-31
HS RESOURCES INC
filed 1998-05-15
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     -----------------------

Commission file number    0-18886
                      ----------------------------------------------------------

                               HS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          94-3036864
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                        94111
----------------------------------------                    --------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code     (415) 433-5795
                                                   -----------------------------


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on April 30, 1998: 18,501,477 after deducting 191,851 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets - March 31, 1998 (Unaudited) and
                    December 31, 1997 ..............................................................3

                    Unaudited Consolidated Statements of Operations - For the Three Months
                    Ended March 31, 1998 and 1997 ..................................................5

                    Consolidated Statements of Stockholders' Equity - For
                    the Years Ended December 31, 1997 and 1996 and the Three Months Ended
                    March 31, 1998 (Unaudited) .....................................................6

                    Unaudited Consolidated Statements of Cash Flows -
                    For the Three Months Ended March 31, 1998 and 1997 .............................7

                    Notes to Unaudited Consolidated Financial Statements ...........................8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .........................................................14

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings & Environmental Issues ......................................25

         Item 2.    Changes in Securities .........................................................26

         Item 3.    Defaults Upon Senior Securities ...............................................26

         Item 4.    Submission of Matters to a Vote of Security Holders ...........................26

         Item 5.    Other Information .............................................................26

         Item 6.    Exhibits and Reports on Form 8-K ..............................................27


                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements


                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                        March 31,
                                                                                           1998              December 31,
                                                                                        (Unaudited)              1997
                                                                                      ---------------      ---------------
    Assets
    Current Assets
       Cash and cash equivalents                                                      $     5,172,315      $     6,907,708
       Margin deposits                                                                        203,152                3,996
       Accounts receivable
              Oil and gas sales                                                            24,021,586           23,052,931
              Trading and transportation                                                   15,254,952           14,366,469
              Trade                                                                         6,108,495            3,579,327
              Other                                                                         5,703,504            4,711,805
       Lease and well equipment inventory, at cost                                          1,785,489            1,424,301
       Prepaid expenses and other                                                             720,368              628,797
                                                                                      ---------------      ---------------
              Total current assets                                                         58,969,861           54,675,334
                                                                                      ---------------      ---------------
    Oil and Gas Properties, at cost, using the full cost method
       Undeveloped acreage                                                                194,300,436          189,064,119
       Costs subject to depreciation, depletion and amortization                          977,481,596          951,678,001
       Less accumulated depreciation, depletion and amortization                         (199,239,272)        (181,205,919)
                                                                                      ---------------      ---------------
              Net oil and gas properties                                                  972,542,760          959,536,201
                                                                                      ---------------      ---------------
    Gas Gathering and Transportation Facilities,
       at cost, net of accumulated depreciation of $1,395,745 and
       $1,322,382 at March 31, 1998 and December 31, 1997, respectively                     4,484,140            4,540,806
                                                                                      ---------------      ---------------
    Other Assets
       Deferred charges and other, net                                                      9,793,393           10,254,796
       Office and transportation equipment and other property, net of accumulated depreciation of $5,374,457 and $5,083,746 at
              March 31, 1998 and December 31, 1997, respectively                            4,490,749            4,735,106
       Investment in oil and gas limited partnership                                          885,284              860,288
                                                                                      ---------------      ---------------
              Total other assets                                                           15,169,426           15,850,190
                                                                                      ---------------      ---------------
    Total Assets                                                                      $ 1,051,166,187      $ 1,034,602,531
                                                                                      ===============      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                         March 31,
                                                                            1998             December 31,
                                                                        (Unaudited)              1997
                                                                      ---------------      ---------------
Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable
          Trade                                                       $    21,607,300      $    18,888,306
          Revenue                                                          22,196,440           17,460,848
          Gas purchases                                                     8,157,545            7,854,715
      Accrued expenses
          Ad valorem and production taxes                                   9,979,414            8,432,221
          Interest                                                          9,954,447            3,691,983
          Other                                                             3,670,255            7,359,030
      Current portion of long-term debt                                        30,000               30,000
                                                                      ---------------      ---------------
          Total current liabilities                                        75,595,401           63,717,103
                                                                      ---------------      ---------------
Accrued Ad Valorem Taxes                                                   11,647,873           10,606,402
                                                                      ---------------      ---------------
Deferred Revenue                                                            9,090,367            9,872,870
                                                                      ---------------      ---------------
Long-Term Oil and Gas Production Note Payable                                 734,696              734,696
                                                                      ---------------      ---------------
Long-Term Bank Debt, Net of Current Portion                               413,000,000          412,000,000
                                                                      ---------------      ---------------
9 7/8% Senior Subordinated Notes,
      due 2003, net of unamortized discount of $331,500 and
      $346,125 at March 31, 1998 and December 31, 1997,
      respectively                                                         74,668,500           74,653,875
                                                                      ---------------      ---------------
9 1/4% Senior Subordinated Notes,
      due 2006, net of unamortized discount of $670,162 and
      $689,587 at March 31, 1998 and December 31, 1997,
      respectively                                                        149,329,838          149,310,413
                                                                      ---------------      ---------------
Deferred Income Taxes                                                      92,688,255           90,798,036
                                                                      ---------------      ---------------
Commitments and Contingencies
                                                                      ---------------      ---------------
Minority Interest in Oil and Gas Limited Partnership                       (2,115,796)            (713,200)
                                                                      ---------------      ---------------
Stockholders' Equity
      Preferred stock                                                            --                   --
      Common stock, $.001 par value, 30,000,000 shares
          authorized; 18,693,328 and 18,654,545 shares issued and
          outstanding at March 31, 1998 and December 31, 1997,
          respectively                                                         18,693               18,655
      Additional paid-in capital                                          183,567,964          183,191,380
      Retained earnings                                                    46,064,514           42,773,142
      Deferred compensation                                                  (428,112)            (144,300)
      Treasury stock, at cost, 191,851 and 160,358 shares at
          March 31, 1998 and December 31, 1997, respectively               (2,696,006)          (2,216,541)
                                                                      ---------------      ---------------
          Total stockholders' equity                                      226,527,053          223,622,336
                                                                      ---------------      ---------------
Total Liabilities and Stockholders' Equity                            $ 1,051,166,187      $ 1,034,602,531
                                                                      ===============      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)





                                                                    March 31,
                                                            ---------------------------
                                                               1998             1997
                                                            -----------     -----------
Revenues
      Oil and gas sales                                     $45,371,410     $36,024,176
      Trading and transportation                             16,324,016      28,839,618
      Other gas revenues                                      1,869,223       1,095,602
      Interest income and other                                 203,696         268,265
                                                            -----------     -----------
          Total revenues                                     63,768,345      66,227,661
                                                            -----------     -----------
Expenses
      Production taxes                                        2,997,951       2,806,254
      Lease operating                                         7,145,546       6,430,212
      Cost of trading and transportation                     15,796,845      28,039,242
      Depreciation, depletion and amortization               18,529,382      12,465,482
      General and administrative                              1,747,838       1,727,043
      Interest                                               12,233,543       7,703,684
                                                            -----------     -----------
          Total expenses                                     58,451,105      59,171,917
                                                            -----------     -----------
Income before Provision for Income Taxes                      5,317,240       7,055,744
Provision for Income Taxes                                    2,025,868       2,688,238
                                                            -----------     -----------
Net Income                                                  $ 3,291,372     $ 4,367,506
                                                            ===========     ===========
Basic earnings per share                                    $      0.18     $      0.26
                                                            ===========     ===========
Diluted earnings per share                                  $      0.18     $      0.25
                                                            ===========     ===========
Weighted average number of common shares outstanding         18,472,000      17,017,000
                                                            ===========     ===========
Weighted average number of common shares outstanding
      assuming dilution                                      18,709,000      17,576,000
                                                            ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                      THE THREE MONTHS ENDED MARCH 31, 1998


                                              Common Stock        Additional                                   Treasury Stock
                                         ---------------------      Paid-In      Retained      Deferred    ----------------------
                                            Shares     Amount       Capital      Earnings    Compensation    Shares      Amount
                                         ---------------------   ------------   -----------  ------------  ---------  -----------
Balance, December 31, 1995                10,948,680   $10,949   $ 97,717,908   $22,484,572   $    --       (75,077)  $(1,039,303)
  Purchase of treasury stock                    --        --             --            --          --      (113,817)   (1,460,490)
  Transfer of treasury stock to
    401(k) Plan                                 --        --          (53,961)         --          --        20,025       246,708
  Issuance of common stock for
    Tide West Merger                       6,169,181     6,169     65,231,025          --          --          --            --
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                          --        --           48,606          --          --        46,917       582,551
  Issuance of restricted stock                10,000        10        171,290          --      (171,300)       --            --
  Net income                                    --        --             --       8,948,827        --          --            --
                                          ----------   -------   ------------   -----------   ---------    --------   -----------

Balance, December 31, 1996                17,127,861    17,128    163,114,868    31,433,399    (171,300)   (121,952)   (1,670,534)
  Purchase of treasury stock                    --        --             --            --          --      (101,247)   (1,398,669)
  Transfer of treasury stock to
    401(k) Plan                                 --        --          (68,011)         --          --        35,894       485,287
  Issuance of common stock for
    Amoco Acquisition                      1,200,000     1,200     19,998,800          --          --          --            --
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                          --        --          (34,355)         --          --        26,947       367,375
  Issuance of restricted stock                 2,500         3         44,997          --       (45,000)       --            --
  Amortization of deferred
    compensation                                --        --             --            --        72,000        --            --
  Exercise of stock options                   12,203        12        135,393          --          --          --            --
  Exercise of warrants and options           311,981       312           (312)         --          --          --            --
  Net income                                    --        --             --      11,339,743        --          --            --
                                          ----------   -------   ------------   -----------   ---------    --------   -----------

Balance, December 31, 1997                18,654,545    18,655    183,191,380    42,773,142    (144,300)   (160,358)   (2,216,541)
  Purchase of treasury stock                    --        --             --            --          --      (112,338)   (1,600,785)
  Transfer of treasury stock
    to 401(k) Plan                              --        --            7,419          --          --        39,046       541,568
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                          --        --         (115,164)         --          --        41,799       579,752
  Issuance of restricted stock                22,897        23        321,909          --      (321,932)       --            --
  Exercise of stock options                   15,886        15        162,420          --          --          --            --
  Amortization of deferred
    compensation                                --        --             --            --        38,120        --            --
  Net income                                    --        --             --       3,291,372        --          --            --
                                          ----------   -------   ------------   -----------   ---------    --------   -----------
Balance, March 31, 1998 (Unaudited)       18,693,328   $18,693   $183,567,964   $46,064,514   $(428,112)   (191,851)  $(2,696,006)
                                          ==========   =======   ============   ===========   =========    ========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)




                                                                            March 31,
                                                                   ------------------------------
                                                                       1998              1997
                                                                   -------------     ------------
Cash Flows from Operating Activities
     Net income                                                    $  3,291,372      $  4,367,506
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                   18,529,382        12,465,482
          Amortization of deferred charges, debt issue costs
                and deferred compensation                               569,778           436,242
          Transfer of treasury stock to the 401(k) Plan                 548,987              --
          Deferred income tax provision                               1,890,219         2,604,746
          Decrease (increase) in accounts and notes receivable       (5,378,005)       12,400,115
          Increase in accounts payable and accrued expenses           7,870,831         7,771,751
          Increase (decrease) in deferred revenue, net                 (782,503)             --
          Other                                                        (713,116)          (23,706)
                                                                   ------------      ------------
     Net cash provided by operating activities                       25,826,945        40,022,136
                                                                   ------------      ------------
Cash Flows from Investing Activities
     Exploration, development and leasehold costs                   (29,661,101)      (18,074,230)
     Purchase of proved and unproved properties                      (3,075,316)             --
     Gas gathering and transportation facilities additions              (16,697)          (51,233)
     Other property additions                                          (178,309)         (393,466)
     Proceeds from the sale of oil and gas properties                      --           5,500,000
     Increase in property related payables                            5,048,938         7,325,466
                                                                   ------------      ------------
     Net cash used in investing activities                          (27,882,485)       (5,693,463)
                                                                   ------------      ------------
Cash Flows from Financing Activities
     Proceeds from debt                                               6,000,000              --
     Repayments of debt                                              (5,000,000)      (35,000,000)
     Debt and equity issuance costs                                        --            (219,023)
     Exercise of options                                                464,588           135,823
     Purchase of treasury stock                                      (1,600,785)         (218,357)
     Exercise of stock options                                          162,435            87,405
     Minority interest, net                                             293,909            98,945
                                                                   ------------      ------------
     Net cash provided by (used in) financing activities                320,147       (35,115,207)
                                                                   ------------      ------------
Decrease In Cash and Cash Equivalents                                (1,735,393)         (786,534)
     Cash and cash equivalents, beginning of the period               6,907,708         8,764,756
                                                                   ------------      ------------
     Cash and cash equivalents, end of the period                  $  5,172,315      $  7,978,222
                                                                   ============      ============
Supplemental Cash Flow Disclosure
     Interest paid, net of capitalized interest                    $  5,915,129      $  2,580,732
     Cash paid for income taxes, net of reimbursements             $    583,819      $    285,315
                                                                   ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  General

         HS Resources, Inc., a Delaware corporation (the "Company" or "HSR") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company, through its wholly owned subsidiary HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at March 31, 1998, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

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

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This new statement provides computation, presentation and disclosure requirements for earnings per share ("EPS"). The new standard was adopted by the Company for the fiscal year ended 1997 and all prior periods have been retroactively adjusted. The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share amounts):

                                             For Three Months Ended March 31,
                                ---------------------------------------------------------------
                                                            (Unaudited)
                                            1998                            1997
                                -------------------------------   -----------------------------
                                                      Per Share                      Per Share
                                Income      Shares      Amount    Income     Shares    Amount
                                -------------------------------   -----------------------------
Basic EPS
Net income applicable to
   common shares                  $3,291     18,472     $ 0.18    $4,368     17,017     $ 0.26

Effect of Dilutive Securities
Equivalent common shares
   from stock options               --          237       --        --          559       --
                                  ------     ------     ------    ------     ------     ------

Diluted EPS
Net income applicable to
   common shares                  $3,291     18,709     $ 0.18    $4,368     17,576     $ 0.25
                                  ======     ======     ======    ======     ======     ======



Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the three months ended March 31, 1998 and 1997. The condensed pro forma operating results assume that the Amoco Acquisition had occurred on January 1, 1997, instead of December 15, 1997. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1997, and may not necessarily be indicative of future performance. The March 31, 1998 amounts reflect the actual activity for the three months then ended. All amounts are in thousands, except per share amounts.



                                  Three Months Ended March 31,
                                  ----------------------------
                                          (Unaudited)
                                   1998                1997
                                  -------            ---------
Revenues                          $63,768             $79,854
Net income                        $ 3,291             $ 5,726
Diluted earnings per share        $  0.18             $  0.30
Weighted average number of
    common shares outstanding
    assuming dilution              18,709              18,776


Note 4.  Summary of Guarantees on 9 1/4% and 9 7/8% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. ("Orion") and HSRTW, Inc. (the "Subsidiary Guarantors"). Because of the issuance of the guarantees in connection with the Notes due 2006, the Company was required to and has issued similar guarantees from the Subsidiary Guarantors to the trustee under that indenture for the Company's 9 7/8% senior subordinated notes due 2003. Effective May 1, 1998, Orion was merged into HSR with HSR remaining as the surviving corporation. As a result of this merger the foregoing guarantees of Orion terminated on May 1, 1998.

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

                    CONDENSED CONSOLIDATING BALANCE SHEETS

                                March 31, 1998


                                                              ASSETS
                                                                                        Non-
                                                         Subsidiary Guarantors        Guarantor      Elimination
                                           HSR            HSRTW          Orion       Subsidiaries      Entries       Consolidated
                                      --------------   ------------   ------------   ------------   -------------   --------------
Cash and cash equivalents             $      969,167   $    340,662   $       --      $ 3,862,486   $        --     $    5,172,315
Intercompany receivables                  62,092,284     64,809,260     46,953,022     38,971,463    (212,826,029)            --
Other current assets                      21,651,729      6,821,074      4,713,540     21,540,583        (929,380)      53,797,546
                                      --------------   ------------   ------------    -----------   -------------   --------------
      Total current assets                84,713,180     71,970,996     51,666,562     64,374,532    (213,755,409)      58,969,861
                                      --------------   ------------   ------------    -----------   -------------   --------------

Oil and gas properties, net              670,160,279    179,329,042    119,384,432      4,064,718        (395,711)     972,542,760
Gas gathering and transportation
  facilities, net                               --             --             --        4,484,140            --          4,484,140
Deferred charges and other, net            9,489,780           --          296,956          6,657            --          9,793,393
Office and transportation equipment
  and other property, net                  3,131,560      1,119,925           --          239,264            --          4,490,749
Investments in subsidiaries and
  other investments                      345,084,018      7,390,545           --          885,284    (352,474,563)         885,284
                                      --------------   ------------   ------------    -----------   -------------   --------------
      Total assets                    $1,112,578,817   $259,810,508   $171,347,950    $74,054,595   $(566,625,683)  $1,051,166,187
                                      ==============   ============   ============    ===========   =============   ==============


                                      LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL


Current liabilities                   $   58,553,125   $  6,487,632   $     83,043    $11,269,349   $    (827,748)  $   75,565,401
Current portion of long-term debt             30,000           --             --             --              --             30,000
Intercompany payables                    150,733,958      5,520,750     37,543,719     19,027,602    (212,826,029)            --
Long-term bank debt and other debt,
  net of current portion                 413,734,696           --             --             --              --        413,734,696
9 7/8% senior subordinated notes,
  due 2003                                74,668,500           --             --             --              --         74,668,500
9 1/4% senior subordinated notes,
  due 2006                               149,329,838           --             --             --              --        149,329,838
Other noncurrent liabilities              20,738,240           --             --             --              --         20,738,240
Deferred income taxes                     18,263,407     62,995,288      2,693,924      8,735,636            --         92,688,255
Minority interest                               --             --             --           23,596      (2,139,392)      (2,115,796)
Stockholders' equity and
  partners' capital                      226,527,053    184,806,838    131,027,264     34,998,412    (350,832,514)     226,527,053
                                      --------------   ------------   ------------    -----------   -------------   --------------
      Total liabilities,
        stockholders' equity
        and partners' capital         $1,112,578,817   $259,810,508   $171,347,950    $74,054,595   $(566,625,683)  $1,051,166,187
                                      ==============   ============   ============    ===========   =============   ==============

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                       Three Months Ended March 31, 1998


                                                                                           Non-
                                                              Subsidiary Guarantors      Guarantor    Elimination
                                                   HSR          HSRTW        Orion     Subsidiaries     Entries     Consolidated
                                               -----------   -----------   ----------  ------------   ------------  ------------
Revenues
  Oil and gas sales                            $20,098,893   $10,335,419   $2,733,142   $11,457,365   $    746,591   $45,371,410
  Trading and transportation                          --            --           --      38,744,433    (22,420,417)   16,324,016
  Other revenues                                 1,904,400        46,900         --          99,431         22,188     2,072,919
                                               -----------   -----------   ----------   -----------   ------------   -----------
      Total revenues                            22,003,293    10,382,319    2,733,142    50,301,229    (21,651,638)   63,768,345
                                               -----------   -----------   ----------   -----------   ------------   -----------

Expenses
  Production taxes and lease operating           4,542,451     1,556,797      939,316     3,104,933           --      10,143,497
  Cost of trading and transportation                  --            --           --      37,448,483    (21,651,638)   15,796,845
  Depreciation, depletion and amortization       8,889,678     2,853,690    1,348,934     5,437,080           --      18,529,382
  General and administrative                       737,823       590,078       91,500       328,437           --       1,747,838
  Interest expense                              11,308,723       897,181       11,454        16,185           --      12,233,543
                                               -----------   -----------   ----------   -----------   ------------   -----------
      Total expenses                            25,478,675     5,897,746    2,391,204    46,335,118    (21,651,638)   58,451,105
                                               -----------   -----------   ----------   -----------   ------------   -----------

Income (loss) before provision for
  income taxes                                  (3,475,382)    4,484,573      341,938     3,966,111           --       5,317,240
Provision (benefit) for income taxes            (1,324,121)    1,763,447      130,279     1,456,263           --       2,025,868
                                               -----------   -----------   ----------   -----------   ------------   -----------
                                                (2,151,261)    2,721,126      211,659     2,509,848           --       3,291,372
Equity in earnings of subsidiaries               4,703,408       739,225         --            --       (5,442,633)         --
                                               -----------   -----------   ----------   -----------   ------------   -----------

Net income                                     $ 2,552,147   $ 3,460,351   $  211,659   $ 2,509,848   $ (5,442,633)  $ 3,291,372
                                               ===========   ===========   ==========   ===========   ============   ===========

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31, 1998



                                                                                          Non-
                                                          Subsidiary Guarantors         Guarantor    Elimination
                                             HSR           HSRTW          Orion       Subsidiaries     Entries     Consolidated
                                         -----------    ------------   ------------   ------------   -----------   ------------
Cash flows provided by
  operating activities                   $ 13,956,221   $  1,207,317   $  1,519,572   $  8,404,610   $   739,225   $ 25,826,945
                                         ------------   ------------   ------------   ------------   -----------   ------------

Cash flows from investing activities
  Exploration, development and
    leasehold costs                       (17,259,452)    (3,198,069)    (1,519,572)    (7,684,008)         --      (29,661,101)
  Purchase of proved and
    unproved properties                    (3,075,316)          --             --             --            --       (3,075,316)
  Contributions to subsidiaries                  --       (1,682,647)          --             --       1,682,647           --
  Other                                     3,791,278      1,094,918           --          (32,264)         --        4,853,932
                                         ------------   ------------   ------------   ------------   -----------   ------------
      Net cash (used in) provided by
        investing activities              (16,543,490)    (3,785,798)    (1,519,572)    (7,716,272)    1,682,647    (27,882,485)
                                         ------------   ------------   ------------   ------------   -----------   ------------

Cash flows from financing activities
  Proceeds from debt                        6,000,000           --             --             --            --        6,000,000
  Repayments of debt                       (5,000,000)          --             --             --            --       (5,000,000)
  Contributions from equity holders              --             --             --        1,682,647    (1,682,647)          --
  Other                                      (973,762)     2,759,962           --       (1,726,828)     (739,225)      (679,853)
                                         ------------   ------------   ------------   ------------   -----------   ------------
      Net cash provided by (used in)
        financing activities                   26,238      2,759,962           --          (44,181)   (2,421,872)       320,147
                                         ------------   ------------   ------------   ------------   -----------   ------------

Net increase (decrease) in cash and
  cash equivalents                         (2,561,031)       181,481           --          644,157          --       (1,735,393)
Cash and cash equivalents, beginning of
  the year                                  3,530,198        159,181           --        3,218,329          --        6,907,708
                                         ------------   ------------   ------------   ------------   -----------   ------------
Cash and cash equivalents,
  end of the period                      $    969,167   $    340,662   $       --     $  3,862,486   $      --     $  5,172,315
                                         ============   ============   ============   ============   ===========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL For the last several years the Company pursued a strategy that included
(i) building a substantial inventory of development, exploitation and exploration projects, (ii) consolidating in its core geographic areas, particularly the Denver-Julesburg ("D-J") Basin, (iii) diversifying its asset base into multiple geographic and geologic regions of the United States, (iv) capturing more of the value stream by marketing its production and (v) maximizing its financial flexibility. The Company's success in accomplishing these goals has positioned it for a period of significant growth in reserves, production, and cash flow. Having achieved its historic goals, the Company has now adopted a four part strategy involving Consolidation, Exploitation, Exploration and Technology, which is discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Through the 1997 acquisition of all of Amoco Production Company's D-J Basin properties (the "Amoco Acquisition") and the 1996 acquisition of all of the D-J Basin properties owned by Basin Exploration, Inc. (the "Basin Acquisition"), the Company has expanded its D-J Basin asset base and significantly increased its inventory of development, exploitation and exploration opportunities. As a result of the 1996 merger (the "Merger") with Tide West Oil Company ("Tide West"), and by establishing an active Gulf Coast exploration program, the Company also has developed a substantial base of producing assets outside of the D-J Basin.

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

The Amoco Acquisition required the Company to borrow funds, which has increased its leverage ratios significantly. As a result, although the Company has executed a number of commodity price and interest rate hedge agreements designed to moderate this risk, the current level of debt will increase interest expense and make the Company more vulnerable to changes in interest rates and commodity prices. The increased activities in the D-J Basin, however, have already begun to reduce the Company's per unit production costs, as discussed below. For various reasons, as discussed below in "Liquidity and Capital Resources", the Company believes the current level of debt is acceptable, although it is considering a wide range of future financing alternatives.

OIL AND GAS PRICES The United States oil and gas industry is subject to large variations in profitability due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In recent years several factors had a positive effect on production economics in the Company's core geographic areas. These include (i) relatively high wellhead capacity utilization, (ii) increasing overall gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production, and expansion of pipeline capacity to transport gas to markets outside the Colorado Front Range and (iv) successful application of advanced oil and gas exploration, drilling and production technologies. However, uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in the Company's profitability.

GAS PRICE CONSIDERATIONS Approximately 81% of the Company's proved producing reserves consist of gas, of which 63% are located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on the Company. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. More recently, however, as a result of increased pipeline capacity in the D-J Basin, a transportation cost advantage for deliveries into the Public Service Company of Colorado ("PSCO") front range market, and seasonal fluctuations, during the low demand summer months (generally April through October) the price for D-J Basin gas tends to reflect the CIG Rocky Mountain Index, whereas during the high demand winter periods (generally November through March) the price more closely tracks Mid-Continent indices.

In recent months two proposals have been filed to build pipelines between the Colorado Front Range market area and Wyoming. A subsidiary of K N Energy has applied for authority to build a 250 MMcfd capacity pipeline, which proposal is currently before the Federal Energy Regulatory Commission. PSCO and CIG, through a jointly owned affiliate, have proposed a 270 MMcfd capacity line. As proposed, the PSCO line would be operated as part of PSCO's local distribution system, moving the city gate to PSCO's Chalk Bluffs measurement station near the Wyoming border. If approved as proposed, this would eliminate some portion of the advantage the Company currently has over Wyoming producers for direct sales in the Colorado Front Range market. The PSCO application is currently before the Colorado Public Utilities Commission. Approval of either or both of these pipelines would increase the amount of Wyoming gas that could be transported to the Colorado Front Range market, while also expanding the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. The Company has intervened in the K N Energy application proceedings, although it has not yet formally taken a position for or against the K N pipeline. The Company has recently withdrawn its protest of the PSCO pipeline, having been satisfied that transportation services out of the D-J Basin will remain competitive. The Company cannot predict whether these pipeline applications will be approved, amended or denied, nor what would be the ultimate effect on the price of the Company's D-J Basin gas if either or both are approved.

Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average gas prices received by the Company in the

Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1997 averaged $0.24 per MMbtu less than the Henry Hub price. The average gas price received in the Mid-Continent since the Merger in June 1996 through March 31, 1998, was $2.23 per Mcf, or $0.28 below the Henry Hub price, before considering the effects of hedging.

OIL PRICE CONSIDERATIONS Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate crude oil closing prices. Weaknesses in the world oil demand coupled with increasing supplies from the Middle East led to weak oil prices over the recent winter months, reaching a four-year low before recovering somewhat in the first quarter of 1998. The Company is unable to predict the future trends in oil prices.

RESULTS OF OPERATIONS During the first quarter of 1998, the Company increased its drilling and development activities to exploit the larger number of development opportunities in the D-J Basin as a result of the Amoco Acquisition. The Company also continued its exploitation and exploration activities in the Mid-Continent and the Gulf Coast regions. At March 31, 1998, the Company owned interests in more than 5,400 producing wells (of which it operated more than 3,300) compared to more than 3,560 wells (of which it operated more than 2,580) at March 31, 1997. The Company's results of operations have been significantly affected by the Amoco Acquisition, by its drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by the Company's exploration, exploitation and development activities.

The United States oil and gas industry is currently experiencing regional shortages of drilling and completion equipment and skilled workers. This shortage has resulted in higher costs for the Company's drilling and related field activities, primarily in its Gulf Coast and Mid-Continent district operations. The Company anticipates this shortage will continue for the foreseeable future.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

OIL AND GAS REVENUES For the comparative periods, oil production increased from 559 MBbl to 691 MBbl and gas production increased from 9,971 MMcf to 14,225 MMcf, or 24% and 43%, respectively. Average realized oil prices decreased by 21% from $21.34 to $16.96 per Bbl and average realized gas prices decreased by 2% from $2.42 to $2.37 per Mcf. The production increases were primarily the result of additional production from the properties acquired in the Amoco Acquisition and the success of the Company's ongoing exploitation and development activities. The net effect of these changes resulted in an increase in oil and gas revenues from $36 million to $45.4 million, or 26%. For the three months ended March 31, 1998 the Company also recognized $1.9 million in other gas revenues from the sale of tax credits compared to $1.1 million for the comparative 1997 period.

Through its wholly owned subsidiary HSES, the Company markets its own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. Trading and transportation net margins were $0.5 million at March 31, 1998, compared to $0.8 million at March 31, 1997.

INTEREST INCOME AND OTHER INCOME Interest and other income decreased by $64,569, or 24%, for the three months ended March 31, 1998. This decrease was due to a decrease in income recorded on the Company's interest in a limited partnership as well as a decrease in other miscellaneous income.

PRODUCTION EXPENSES Lease operating expense ("LOE") increased by $0.7 million, or 11%, due to an increase in the number of producing wells. On a per Boe basis, LOE decreased from $2.90 to $2.33 for the comparative periods, which is primarily the result of increased efficiencies in combining the assets acquired in the Amoco Acquisition with the Company's previously existing asset base. Production taxes increased by $0.2 million, or 7%, due to increased production which was offset by decreased prices.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased $6.1 million, or 49%, due to an increase in production and an increase in the depletion rate. For the quarter ended March 31, 1998, the Company had a weighted average depletion rate of $5.89 per Boe compared to $5.41 per Boe for the quarter ended March 31, 1997. The Company annually adjusts its DD&A rate based on year end engineering and, if material changes in its reserves warrant, on an interim basis.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative ("G&A") expense reflects costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE or are capitalized). G&A expenses increased by a modest $20,795, or 1%. On a per Boe basis, G&A expenses decreased from $0.78 to $0.57 for the comparative periods due to efficiencies gained from consolidating the Amoco properties and the timing of hiring additional personnel to service these properties. The Company anticipates an increase in G&A expenses during 1998; however, G&A per BOE rates should remain constant or be slightly lower than in 1997.

INTEREST EXPENSE Interest expense increased $4.5 million, or 59%, due to the overall increase in long-term debt attributable to amounts borrowed in December 1997 to fund the Amoco Acquisition.

PROVISION FOR INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 38.1% in 1998 and 1997. Due to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of the Company's tax provision in both periods is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

At March 31, 1998, the Company's overall debt level was significantly higher than as of March 31, 1997 as a result of borrowings used to fund the Amoco Acquisition. The Company believes that its current level of debt and leverage is acceptable at present under current production and pricing levels, although the Company may elect to reduce or refinance such debt levels at any time. The Company's debt is supported by stable, long-lived reserves and by the Company's hedging programs, with short-term product prices hedged at favorable prices. Cash flow from producing activities is sufficient to enable the Company to service its debt for the forseeable future, absent any major and prolonged period of price declines. The Company has a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow per share. In light of this view, and as part of an overall financing strategy, the Company is considering a wide range of future financing alternatives and is not committed to any particular course.

In undertaking any future financing transactions, the Company will seek to achieve the optimal capital structure needed to support its long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities. In addition to or perhaps in lieu of the issuance of such securities, to optimize its capital structure the Company may sell or monetize certain properties, which would also minimize the equity dilution which would otherwise result from the issuance of additional equity securities. Depending on the nature and size of such property sales, the Company's production could become more concentrated in one or more of its existing producing regions.

Because of its increased leverage, the Company currently plans to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of its expected cash flow from operations. Accordingly, the level and volatility of oil and gas prices may be expected to affect the Company's capital expenditure activities.

On December 15, 1997, as a result of the Amoco Acquisition, the Company's revolving senior bank credit facility with The Chase Manhattan Bank, as Agent (the "Chase Facility"), was amended to increase the maximum credit amount and the borrowing base to $450 million and to revise the interest rate payable thereunder to the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. Under the terms of the Chase Facility, no principal payments are required until December 15, 2002, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. As of March 31, 1998, $413 million was outstanding under the Chase Facility. The facility consists of a borrowing base (currently $450 million) and a threshold amount (currently $400 million -- representing what a fully conforming loan borrowing base would be). The borrowing base is based on the underlying value of the Company's oil and gas properties. The borrowing base will remain $450 million until September 15, 1998, at which point it may be redetermined. Until that time, if the Company issues equity or debt securities, or sells or otherwise disposes of properties, net proceeds of such transactions must be applied to the repayment of debt under the facility. The outstanding amounts under the facility must be reduced to or below the threshold amount by September 15, 1998.

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

The Company also maintains its arrangement with a Trust Company of the West-related entity covering a $90 million non-recourse, volumetric overriding royalty facility (the "TCW Facility") of which approximately $80 million is available. Proceeds from the TCW Facility may be used by the Company at its discretion for a variety of corporate purposes, including acquisitions of new properties, exploration and development drilling and monetization of existing properties.

The Company anticipates that its available borrowing capacity under the Chase Facility, combined with its operating cash flow and the TCW Facility, will provide it with financial resources and flexibility to fund current and ongoing development activities, to service its debt and to meet other financial obligations. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity, equity-linked or debt securities, the sale or monetization of properties or by entering into joint venture arrangements.

Capital Commitments

The Company continuously evaluates its inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, the Company adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the three months ended March 31, 1998, the Company incurred total exploration, development and leasehold capital expenditures of $29.7 million. The Company estimates that capital expenditures for 1998 will be approximately $90-$100 million, which will be allocated in varying amounts primarily to activities in the Company's four core geographic areas: the D-J Basin, the Northern Rocky Mountains, the Anadarko and Arkoma Basins of the Mid-Continent and the onshore Gulf Coast region.

A major component of the Company's capital expenditure program relates to its development activities in the D-J Basin. The Company incurred approximately $19.8 million in capital expenditures in the three months ended March 31, 1998 for drilling, recompleting and refracing the Company's D-J Basin properties, and anticipates allocating $60-$75 million in the D-J Basin for all of 1998.

Another component of the Company's capital expenditure program is to develop exploitation and exploration prospects in the Mid-Continent and the onshore portion of the Gulf Coast. For the three months ended March 31, 1998 the Company incurred total capital expenditures for seismic, leasehold, overhead costs and drilling of $3.4 million in the Mid-Continent and $3.3 million in the Gulf Coast, including approximately $1.3 million of expenditures under its SouthTech joint venture and $2.0 million on its other Gulf Coast projects. The Company anticipates allocating $10-$15 million to the Mid-Continent projects and $15-$20 million to the Gulf Coast projects for all of 1998.

Activities in the Company's Northern Rockies area are designed to utilize the Company's extensive acreage position as a vehicle for generating capital expenditures by third party operators on HSR's acreage. For the three months ended March 31, 1998 approximately $4.0 million was spent or committed to by others to test plays and concepts on HSR's acreage, with HSR retaining significant positions for exploiting successful discoveries.

The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the three months ended March 31, 1998, was $25.8 million, down from $40 million for the same period in 1997. This decrease is primarily due to changes in accounts receivable. March 31, 1998 receivable balances increased from December 31, 1997 due to production increases which were partially offset by price declines. For the prior year comparable periods, receivable balances decreased substantially due to a significant decrease in oil and gas prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

The Company's general strategy is to hedge price and location risk with swap, collar, floor and ceiling arrangements. As a part of its risk management program, the Company generally enters into hedges for delivery into one of the two pipelines located near its producing regions, Panhandle Eastern Pipeline Company ("PEPL") or CIG, or at the New York Mercantile Exchange ("NYMEX") prices settled at the Henry Hub. With respect to the NYMEX-hedged volumes that exceed the Company's Gulf Coast volumes, the Company usually hedges basis to its producing regions. Currently, the Company holds hedge swap positions as follows:



                           Average Daily
                              Volume           Settlement       Price
       Time Period            (MMBtu)           Location      (per MMBtu)
  ----------------------   -------------       ----------     -----------
  April-October 1998             59,300           CIG             $1.77
  ------------------             20,000           PEPL            $2.03
                                  1,000          NYMEX            $2.21


The Company has hedged approximately 15% of its expected 1998 oil production at $19.28 per Bbl. Additionally, with respect to the hedging of third party gas, the Company has hedged 12.5 Bcf through November 1998 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

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

Company policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of March 31, 1998, all material open positions were balanced with an offsetting position. During the first quarter of 1998, gains of $164,635 were recognized in connection with these activities and are included in "trading and transportation revenues."

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

The Company, through the Merger, assumed interest rate exchange agreements with two financial institutions to hedge its interest rates on a total of $40 million of the Company's borrowings at rates ranging from 6.16% to 7.32% through 1999. Under the terms of these agreements, the difference between the Company's fixed rate and the three month LIBOR rate is received or paid by the Company.

Contingencies

In May 1995, the Company was named as a respondent by the United States Environmental Protection Agency (the "EPA") in an administrative order brought under the Resource Conservation and Recovery Act ("RCRA") by the EPA against the owner/operator of an oilfield production water evaporation facility. Based on its evaluation of the above matters, and after consideration of reserves established, the Company believes the resolution of such matters will not have a material adverse effect on the Company's financial condition or results of operations. See Part II. Other Information, Item 1. Legal Proceedings - Environmental Proceedings.

Year 2000

The Company utilizes internal software and purchased software to conduct its business. In 1997, the Company completed a review of all of its software to determine the extent of the work needed to ensure Year 2000 compliance. As a result of the review it was determined that the Company's internally developed software required only minor modifications which will be completed and tested by December 1998. With respect to the purchased software utilized by the Company, the majority of the Year 2000 compliance work has already been completed. While there may be some expenses incurred during the next two years, the Company believes that these costs will not be material to its results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q Report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this 10-Q Report, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Notes to Consolidated Financial Statements" regarding reserves and their values, planned capital expenditures, increases in oil and gas production, trends or expectations concerning oil and gas prices or market characteristics, the number of and risk and return associated with exploitation projects, and expected increases in production and cash flow therefrom, marketing and trading risks, and the Company's financial position, stability of cash flow, debt service capabilities, capital availability, debt repayment plans, divestiture plans, business strategy and other plans and objectives for future operations, potential liabilities or the expected absence thereof, the potential materiality of year 2000 compliance expenses, and the potential outcome of environmental matters, litigation or other proceedings, are forward-looking statements. All forward-looking statements included or incorporated by reference in this 10-Q Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Many factors may affect the Company's expectations and plans. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow available from operations may change depending on costs of materials and services, regulatory burdens and commodity prices. Oil and gas prices are volatile, and there are several potentially significant adverse effects to the Company which can result if product prices decline materially. First, lower product prices will adversely affect the Company's cash flow and could cause the Company to (i) curtail its capital program, (ii) borrow additional amounts under its revolving credit agreement, or (iii) issue additional debt or equity securities. Second, lower product prices could cause the borrowing base under the Company's bank credit agreement to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Lower product prices adversely impact the ceiling calculation. Should the Company realize sustained lower product prices, it could be required to write down its oil and gas properties resulting in a non-cash charge against earnings.

Certain additional important factors that could cause actual results to differ materially from the Company's forward-looking statements are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this 10-Q Report and in the Company's 8-K Report filed February 26, 1997. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the factors mentioned above or in such other sections of this 10-Q Report.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS AND ENVIRONMENTAL ISSUES

Litigation. The Company is subject to minor lawsuits incidental to operations in the oil and gas industry. The Company believes it has meritorious defenses to all lawsuits in which it is a defendant and will vigorously defend against them. The resolution of such lawsuits, regardless of the outcome, will not have a material adverse effect on the Company's results of operations or financial position.

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the

Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $930,000 on its behalf from inception through the end of the first quarter of 1998 on the project. The Company's share of total costs associated with the project, at the 50% level of participation, are currently estimated to range from $1 to $2 million over three years. The full amount of the Company's estimated liability is reflected in the March 31, 1998, financial statements.

Recent data regarding site conditions indicate a potentially more significant contamination problem in one portion of the site which is the apparent result of disposal of non-oil field wastes by third parties a number of years prior to the Company's involvement as an oil field waste disposal customer of this facility. This recent data gives rise to both the possibility of a defense of non-liability for the divisible harm caused by wastes of third parties and greater uncertainty regarding the total costs of study and clean-up for which the Company is potentially liable. For these reasons, the Company is not able at this time to determine its probable share, if any, of future response costs for these non-oil field wastes.

Item 2.   Changes in Securities   None.

Item 3.   Defaults Upon Senior Securities   None.

Item 4.   Submission of Matters to a Vote of Security Holders   None.

Item 5.   Other Information   None.

Item 6.           Exhibits and Reports on Form 8-K

                  a.  List of Exhibits.

Exhibit
Number    Description of Exhibits
------    -----------------------

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

10.1 Common Stock Purchase Warrant dated July 12, 1990 by the Company to James E. Duffy. (Incorporated by reference to Exhibit 10.5 to the Form 8, Second Amendment to Form 10, filed April 8, 1991.)

10.2 HS Resources, Inc. Rule 701 Compensatory Benefit Plan. (Incorporated by reference to Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10, filed April 8, 1991.)

10.3      1992 Directors' Stock Option Plan. (Incorporated by reference to
          Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-52774, filed November 9, 1992.)

10.3.1    1993 Directors' Stock Option Plan. (Incorporated by reference to
          Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994.))

10.4 Form of Indemnification Agreement for Directors of the Company. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.5 Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and Endowment and Foundation Realty, Ltd. -- JMB III for the premises at One Maritime Plaza, San Francisco, California. (Incorporated by reference to Exhibit 10.13 to the

          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994.))

10.6 Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994.)

10.7 Interest Exchange Agreement between The Chase Manhattan Bank, N.A. and the Company dated May 9, 1995. (Incorporated by reference to Exhibit
          10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 14, 1995.)

10.8 Amended and Restated Agreement and Plan of Merger, dated as of April 29, 1996, among the Company, HSR Acquisition, Inc. and Tide West Oil Co. (Incorporated by reference as Annex A to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-01991, filed on May 2, 1996.)

10.9 Agreement for Purchase and Sale of Assets, dated as of February 24, 1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc. ("Orion"). (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K, filed March 12, 1996.)

10.10 Agreement for Purchase and Sale of Assets [Wattenberg], dated as of February 24, 1996, among the Company, Orion and Basin. (Incorporated by reference to Exhibit A to the Company's Schedule 13D relating to Basin Exploration, Inc., filed on March 6, 1996.)

10.11 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.12 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed March 11, 1996.)

10.13 Purchase and Sale Agreement dated March 25, 1996, between Orion, the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.)

10.14 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.15 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.16 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the

          Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.17 Guaranty Agreement by HSR Acquisition, Inc. in favor of Chase, as Agent, dated June 14, 1996. (Incorporated by reference to Exhibit
          10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.18 First Amendment to Guaranty Agreement dated as of June 17, 1996, by and among HSRTW, Inc. (formerly HSR Acquisition, Inc.) and Chase, in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.19 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.20 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.21 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
          Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.22 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.23 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
          Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.24 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated June 28, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's

          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.25 Purchase and Sale Agreement between HSRTW, Inc. and WestTide Investments, LLC dated August 9, 1996. (Incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.26 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.27 Purchase Agreement dated November 27, 1996, among the Company, Orion, HSRTW, Inc., Salomon Brothers Inc., Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.28 Registration Agreement dated November 27, 1996, among the Company, Orion, HSRTW, Inc. and Salomon Brothers Inc. in its individual capacity and as agent for Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.29 Purchase and Sale Agreement dated June 30, 1997 among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.)

10.30 Amended Purchase and Sale Agreement dated as of July 16, 1997, among HSRTW, Inc. and Horizon Gas Partners, L.P. as Seller and Gothic Energy Corporation as Buyer. (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.)

10.31 1997 Performance and Equity Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 22, 1997, filed April 24, 1997.)

10.32 Purchase and Sale Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.33 Side Letter Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.34 Closing Side Agreement between the Company and Amoco Production Company dated December 15, 1997. (Incorporated by reference to Exhibit
          10.3 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.35 Third Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997, among the Company and The Chase Manhattan Bank as agent for the Lenders signatory thereto. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.36 Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide Investments, LLC as Buyer. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.)

10.37* Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997

10.38* Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998.

10.39* First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997.

10.40* HS Resources, Inc. Form of Key Employee Severance Agreement (March 27, 1998).

27*       Financial Data Schedule


      *   Filed herewith

-------------------------------------

            b.      Reports on Form 8-K.     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HS RESOURCES, INC.



Dated: May 14, 1998                        By:     /s/JAMES E. DUFFY
                                                   -----------------------------
                                                   James E. Duffy
                                                   Vice President and
                                                   Chief Financial Officer



                                           By:     /s/ ANNETTE MONTOYA
                                                   -----------------------------
                                                   Annette Montoya
                                                   Vice President and
                                                   Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description
-------    --------------
10.37*     Fifth Amendment and Supplement to Amended, Restated and Consolidated
           Mortgage, Assignment of Production, Security Agreement and Financing
           Statement between HS Resources (Mortgagor) and The Chase Manhattan
           Bank, as agent for the Lenders, effective as of December 15, 1997

10.38*     Agreement and Plan of Merger between Orion Acquisition, Inc. and HS
           Resources, Inc. dated April 20, 1998, but effective May 1, 1998.

10.39*     First Amendment to Agreement of Lease between 1999 Broadway
           Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March
           21, 1997.

10.40*     HS Resources, Inc. Form of Key Employee Severance Agreement
           (March 27, 1998).

27*        Financial Data Schedule