Form 10-Q
period 1998-06-30
HS RESOURCES INC
filed 1998-08-14
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               -------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number     0-18886
                      ----------------------------------------------------------

                               HS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        94-3036864
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                       94111
---------------------------------------             ----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (415) 433-5795
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

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on July 31, 1998: 18,929,519 after deducting 191,851 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                                                                        Page

PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets - June 30, 1998 (Unaudited) and
                    December 31, 1997.....................................................................................3

                    Unaudited Consolidated Statements of Operations - For the Three Months
                    and Six Months Ended June 30, 1998 and 1997...........................................................5

                    Consolidated Statements of Stockholders' Equity - For the
                    Years Ended December 31, 1997 and 1996 and the Six Months
                    Ended June 30, 1998 (Unaudited).......................................................................6

                    Unaudited Consolidated Statements of Cash Flows -
                    For the Six Months Ended June 30, 1998 and 1997.......................................................7

                    Notes to Unaudited Consolidated Financial Statements..................................................8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................................16

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings & Environmental Issues.............................................................29

         Item 2.    Changes in Securities................................................................................30

         Item 3.    Defaults Upon Senior Securities......................................................................30

         Item 4.    Submission of Matters to a Vote of Security Holders..................................................30

         Item 5.    Other Information....................................................................................30

         Item 6.    Exhibits and Reports on Form 8-K.....................................................................31

                         PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements


                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
    ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                                    $        6,800,232     $      6,907,708
       Margin deposits                                                                         172,890                3,996
       Accounts receivable
              Oil and gas sales                                                             26,311,987           23,052,931
              Trading and transportation                                                    11,408,355           14,366,469
              Trade                                                                          5,910,089            3,579,327
              Other                                                                          6,101,901            4,711,805
       Lease and well equipment inventory, at cost                                           1,211,853            1,424,301
       Prepaid expenses and other                                                            3,007,345            1,341,997
---------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                          60,924,652           55,388,534
---------------------------------------------------------------------------------------------------------------------------
    OIL AND GAS PROPERTIES, AT COST, USING THE FULL COST METHOD
       Undeveloped acreage                                                                 207,409,229          189,064,119
       Costs subject to depreciation, depletion and amortization                           943,256,163          951,678,001
       Less accumulated depreciation, depletion and amortization                          (216,742,612)        (181,205,919)
---------------------------------------------------------------------------------------------------------------------------
              Net oil and gas properties                                                   933,922,780          959,536,201
---------------------------------------------------------------------------------------------------------------------------
    GAS GATHERING AND TRANSPORTATION FACILITIES,
       at cost, net of accumulated depreciation of $1,469,297 and
       $1,322,382 at June 30, 1998 and December 31, 1997, respectively                       4,420,316            4,540,806
---------------------------------------------------------------------------------------------------------------------------
    OTHER ASSETS
       Deferred charges and other, net                                                       9,121,251           10,254,796
       Office and transportation equipment and other property, net of accumulated depreciation of $5,759,094 and $5,083,746 at
              June 30, 1998 and December 31, 1997, respectively                              4,407,523            4,735,106
       Notes receivable from officers for exercise of stock options (Note 8)                 2,154,484               --
       Investment in oil and gas limited partnership                                         1,370,331              860,288
---------------------------------------------------------------------------------------------------------------------------
              Total other assets                                                            17,053,589           15,850,190
---------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                    $    1,016,321,337     $  1,035,315,731
===========================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                              June 30,                   December 31,
                                                                                1998                         1997
                                                                             (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable
           Trade                                                         $      28,812,096           $       18,888,306
           Revenue                                                              22,751,804                   17,460,848
           Gas purchases                                                         5,656,829                    7,854,715
      Accrued expenses
           Ad valorem and production taxes                                       8,406,313                    8,432,221
           Interest                                                              5,327,334                    3,691,983
           Other                                                                 3,941,907                    7,359,030
      Oil and gas production note payable                                          734,696                           --
      Current portion of long-term debt                                             30,000                       30,000
-----------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                            75,660,979                   63,717,103
-----------------------------------------------------------------------------------------------------------------------
ACCRUED AD VALOREM TAXES                                                        11,607,567                   10,606,402
-----------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                                 7,366,947                    9,872,870
------------------------------------------------------------------------------------------------------------------------
LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                                           --                      734,696
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM BANK DEBT, NET OF CURRENT PORTION                                    433,000,000                  412,000,000
-----------------------------------------------------------------------------------------------------------------------
9 7/8% SENIOR SUBORDINATED NOTES,
      due 2003, net of unamortized discount of $316,875 and
      $346,125 at June 30, 1998 and December 31, 1997,
      respectively                                                              74,683,125                   74,653,875
-----------------------------------------------------------------------------------------------------------------------
9 1/4% SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $650,737 and
      $689,587 at June 30, 1998 and December 31, 1997,
      respectively                                                             149,349,263                  149,310,413
-----------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                           70,136,221                   90,798,036
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Preferred stock                                                                   --                           --
      Common stock, $.001 par value, 50,000,000 shares
           authorized; 19,121,370 and 18,654,545 shares issued and
           outstanding at June 30, 1998 and December 31, 1997,
           respectively                                                             19,121                       18,655
      Additional paid-in capital                                               188,150,885                  183,191,380
      Retained earnings                                                         10,882,583                   42,773,142
      Deferred compensation                                                     (1,838,735)                    (144,300)
      Treasury stock, at cost, 191,851 and 160,358 shares at
           June 30, 1998 and December 31, 1997, respectively                    (2,696,619)                  (2,216,541)
-----------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                          194,517,235                  223,622,336
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   1,016,321,337           $    1,035,315,731
=======================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                              June 30,
                                                            ---------------------------------   --------------------------------

                                                                1998               1997              1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Oil and gas sales                                   $    38,340,869      $  30,097,353   $    83,712,279   $    66,121,529
      Trading and transportation                               11,142,333         18,945,988        27,466,349        47,785,606
      Other gas revenues                                        2,275,952          1,093,645         4,145,175         2,189,247
      Interest income and other                                   439,280            354,228           642,976           622,493
--------------------------------------------------------------------------------------------------------------------------------
           Total revenues                                      52,198,434         50,491,214       115,966,779       116,718,875
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
      Production taxes                                          2,758,755          2,027,486         5,756,706         4,833,740
      Lease operating                                           8,168,539          5,940,672        15,314,085        12,370,884
      Cost of trading and transportation                       10,563,534         18,820,963        26,360,379        46,860,205
      Depreciation, depletion and amortization                 18,005,367         12,850,061        36,534,749        25,315,543
      Impairment of oil and gas properties (Note 9)            59,000,000             --            59,000,000            --
      General and administrative                                1,935,421          1,304,383         3,683,259         3,031,426
      Interest                                                  8,603,540          7,672,671        20,837,083        15,376,355
--------------------------------------------------------------------------------------------------------------------------------
           Total expenses                                     109,035,156         48,616,236       167,486,261       107,788,153
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (56,836,722)         1,874,978       (51,519,482)        8,930,722
PROVISION (BENEFIT) FOR INCOME TAXES                          (21,654,791)           714,367       (19,628,923)        3,402,605
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $   (35,181,931)     $   1,160,611   $   (31,890,559)  $     5,528,117
================================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE                           $         (1.89)     $        0.07   $         (1.72)  $          0.33
================================================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE                         $         (1.89)     $        0.07   $         (1.71)  $          0.32
================================================================================================================================
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                18,590,000         16,978,000        18,531,000        16,998,000
================================================================================================================================
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING
      ASSUMING DILUTION                                        18,590,000         17,423,000        18,649,000        17,500,000
================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                       THE SIX MONTHS ENDED JUNE 30, 1998


                                              Common Stock         Additional                                    Treasury Stock
                                           --------------------     Paid-In        Retained     Deferred     -----------------------
                                             Shares     Amount      Capital        Earnings    Compensation    Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  10,948,680  $10,949   $ 97,717,908  $ 22,484,572  $        --     (75,077)  $(1,039,303)
  Purchase of treasury stock                        --       --             --            --           --    (113,817)   (1,460,490)
  Transfer of treasury stock to
       401(k) Plan                                  --       --        (53,961)           --           --      20,025       246,708
  Issuance of common stock for
       Tide West Merger                      6,169,181    6,169     65,231,025            --           --          --            --
  Exercise of options by issuance
       of treasury stock, including
       income tax benefit                           --       --         48,606            --           --      46,917       582,551
  Issuance of restricted stock                  10,000       10        171,290            --     (171,300)         --            --
  Net income                                        --       --             --     8,948,827           --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  17,127,861   17,128    163,114,868    31,433,399     (171,300)   (121,952)   (1,670,534)
  Purchase of treasury stock                        --       --             --            --           --    (101,247)   (1,398,669)
  Transfer of treasury stock to
       401(k) Plan                                  --       --        (68,011)           --           --      35,894       485,287
  Issuance of common stock for
       Amoco Acquisition                     1,200,000    1,200     19,998,800            --           --          --            --
  Exercise of options by issuance
       of treasury stock, including
       income tax benefit                           --       --        (34,355)           --           --      26,947       367,375
  Issuance of restricted stock                   2,500        3         44,997            --      (45,000)         --            --
  Amortization of deferred
       compensation                                 --       --             --            --       72,000          --            --
  Exercise of stock options,
       including income tax benefit             12,203       12        135,393            --           --          --            --
  Exercise of warrants and options             311,981      312           (312)           --           --          --            --
  Net income                                        --       --             --    11,339,743           --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  18,654,545   18,655    183,191,380    42,773,142     (144,300)   (160,358)   (2,216,541)
  Purchase of treasury stock                        --       --             --            --           --    (112,588)   (1,604,910)
  Transfer of treasury stock
       to 401(k) Plan                               --       --          7,419            --           --      39,046       541,568
  Exercise of options by issuance
       of treasury stock, including
       income tax benefit                           --       --       (115,247)           --           --      42,049       583,264
  Issuance of restricted stock                  23,570       24        332,508            --     (332,532)         --            --
  Issuance of performance shares               106,234      106      1,533,913            --   (1,534,019)         --            --
  Exercise of stock options,
       including income tax benefit            337,021      336      3,200,912            --           --          --            --
  Amortization of deferred
       compensation                                 --       --             --            --      172,116          --            --
  Net loss                                          --       --             --   (31,890,559)          --          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (Unaudited)          19,121,370  $19,121   $188,150,885  $ 10,882,583  $(1,838,735)   (191,851)  $(2,696,619)
====================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                                                                              June 30,
                                                                           -------------------------------------------
                                                                                   1998                       1997
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                         $(31,890,559)             $  5,528,117
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                               36,534,749                25,315,543
          Impairment of oil and gas properties                                   59,000,000                        --
          Amortization of deferred charges, debt issue costs
                and deferred compensation                                         1,224,820                   915,137
          Transfer of treasury stock to the 401(k) Plan                             548,987                   417,276
          Deferred income tax provision (benefit)                               (19,764,972)                3,402,605
          Decrease (increase) in accounts and notes receivable                   (4,021,800)               10,552,741
          Increase (decrease) in accounts payable and accrued expenses              264,343                (2,200,276)
          Decrease in deferred revenue, net                                      (2,505,923)                       --
          Other                                                                    (602,922)                 (196,037)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                   38,786,723                 43,735,106
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                               (67,756,518)               (41,176,600)
     Purchase of proved and unproved properties                                  (3,498,910)                        --
     Gas gathering and transportation facilities additions                          (26,425)                  (115,837)
     Other property additions                                                      (523,558)                  (640,257)
     Proceeds from the sale of oil and gas properties                             1,551,972                  8,021,222
     Increase in property related payables                                       11,946,002                  6,400,088
----------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (58,307,437)               (27,511,384)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                                          39,000,000                 22,000,000
     Repayments of debt                                                         (18,000,000)               (43,000,000)
     Debt and equity issuance costs                                                      --                   (416,617)
     Exercise of options                                                            630,773                    223,228
     Purchase of treasury stock                                                  (1,604,910)                (1,157,935)
     Minority interest, net                                                        (612,625)                   (58,213)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                         19,413,238                (22,409,537)
----------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (107,476)                (6,185,815)
     Cash and cash equivalents, beginning of the period                           6,907,708                  8,764,756
----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents, end of the period                              $  6,800,232              $   2,578,941
======================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                                $ 22,586,231              $  14,689,860
     Cash paid for income taxes, net of refund                                 $    624,259              $    (427,231)
======================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    General

         HS Resources, Inc., a Delaware corporation (the "Company" or "HSR") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company, through its wholly owned subsidiary HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at June 30, 1998, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform with the current presentation.

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

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement provides computation, presentation and disclosure requirements for earnings per share ("EPS"). The standard was adopted by the Company for the fiscal year ended 1997 and all prior periods have been retroactively adjusted. The following table presents a reconciliation of basic and diluted earnings per share calculations (in thousands, except per share amounts):

                                                              For Six Months Ended June 30,
                                        ----------------------------------------------------------------------
                                                                       (Unaudited)
                                                       1998                                1997
                                        ---------------------------------      -------------------------------
                                                               Per Share                             Per Share
                                           Income     Shares     Amount          Income      Shares    Amount
                                        ---------------------------------      -------------------------------
BASIC EPS
Net income (loss) applicable to
   common shares*                       $  (31,891)    18,531  $   (1.72)      $  5,528      16,998   $   0.33


EFFECT OF DILUTIVE SECURITIES
Equivalent common shares
   from stock options                           --        118         --             --         502         --
                                        --------------------------------       -------------------------------

DILUTED EPS
Net income (loss) applicable to
   common shares                        $  (31,891)    18,649  $   (1.71)      $  5,528      17,500   $   0.32
                                        ================================       ===============================
*1998 net income includes a non-cash charge of $36.5 million, net of taxes, for impairment of oil and gas properties.



Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the six months ended June 30, 1998 and 1997. The condensed pro forma operating results assume that the acquisition of all of Amoco Production Company's D-J Basin properties (the "Amoco Acquisition") had occurred on January 1, 1997, instead of December 15, 1997. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1997, and may not necessarily be indicative of future performance. The June 30, 1998 amounts reflect the actual activity for the six months then ended (in thousands, except per share amounts).

                                                  Six Months Ended June 30,
                                            ---------------------------------------
                                                         (Unaudited)
                                               1998                       1997
                                            -----------                ------------

Revenues                                    $   115,967                $    138,980
Net income (loss)*                          $   (31,891)               $      5,231
Basic earnings (loss) per share             $     (1.72)               $       0.29
Diluted earnings (loss) per share           $     (1.71)               $       0.28
Weighted average common shares
     outstanding                                 18,531                      18,198
Weighted average number of
     common shares outstanding
     assuming dilution                           18,649                      18,700

*1998 net income includes a non-cash charge of $36.5 million, net of taxes, for impairment of oil and gas properties.

Note 4.  Issuance of Performance Shares

In May 1998, the Company's stockholders approved the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares can vest over one to nine years with full vesting to occur no earlier than four years. The Company has issued 106,234 performance shares as of June 30, 1998. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals.

Note 5.  Outstanding Shares

In May 1998, the Company's stockholders also approved an increase in the number of authorized shares of the Company's Common Stock, from 30 million to 50 million.

Note 6.  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Note 7.  Summary of Guarantees on 9 1/4% and 9 7/8% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. ("Orion") and HSRTW, Inc. (the "Subsidiary Guarantors"). Because of the issuance of the guarantees in connection with the Notes due 2006, the Company was required to and has issued similar guarantees from the Subsidiary Guarantors to the trustee under the indenture for the Company's 9 7/8% senior subordinated notes due 2003. Effective May 1, 1998, Orion was merged into HSR with HSR remaining as the surviving corporation. As a result of this merger the foregoing guarantees of Orion terminated on May 1, 1998. As of June 30, 1998, HSRTW, Inc. remained a subsidiary of the Company. On July 27, 1998, the Company entered into an agreement to sell all of the stock of HSRTW, Inc. to a third party. The closing is expected to occur on September 1, 1998, at which time the guarantees of HSRTW, Inc. with respect to these two series of notes are expected to be released.

Sections 13 and 15 (d) of the Securities Exchange Act of 1934 require presentation of the supplemental condensed consolidating financial statements of HSRTW, Inc. set forth below. Separate complete financial statements of HSRTW, Inc. are not material to investors. There are no significant contractual restrictions on distributions from HSRTW, Inc. As a result of the merger of Orion into the Company on May 1, 1998, Orion ceased its separate corporate existence and its guarantees were terminated. Therefore, there is no financial presentation with respect to Orion as a subsidiary guarantor.

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

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                 JUNE 30, 1998

                                     ASSETS

                                                               Subsidiary         Non-
                                                               Guarantor       Guarantor        Elimination
                                                  HSR            HSRTW        Subsidiaries         Entries        Consolidated
                                             -------------   -------------   --------------    --------------   ----------------
Cash and cash equivalents                    $   2,386,169   $     162,195    $   4,251,868    $           --   $      6,800,232
Intercompany receivables                         7,737,589      64,438,690       25,722,483       (97,898,762)                --
Other current assets                            27,772,325       6,958,901       18,670,941           722,253         54,124,420
                                             -------------   -------------    -------------    --------------   ----------------
      Total current assets                      37,896,083      71,559,786       48,645,292       (97,176,509)        60,924,652
                                             -------------   -------------    -------------    --------------   ----------------

Oil and gas properties, net                    748,862,290     182,681,404        2,379,086                --        933,922,780
Gas gathering and transportation
      facilities, net                                   --              --        4,420,316                --          4,420,316
Deferred charges and other, net                  9,118,547              --            2,704                --          9,121,251
Office and transportation equipment
      and other property,  net                   3,117,418       1,045,297          244,808                --          4,407,523
Notes receivable from officers for
      exercise of stock options                  2,154,484              --               --                --          2,154,484
Investments in subsidiaries and
      other investments                        216,175,243       6,717,998        1,370,331      (222,893,241)         1,370,331
                                             -------------   -------------    -------------    --------------   ----------------
      Total assets                          $1,017,324,065   $ 262,004,485    $  57,062,537    $ (320,069,750)  $  1,016,321,337
                                             =============   =============    =============    ==============   ================





            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities                            $ 58,802,498  $   7,098,821    $  10,408,720    $   (1,383,756)  $     74,926,283
Current portion of long-term debt                   734,696             --               --                --            734,696
Intercompany payables                            90,161,386      6,631,529        1,105,847       (97,898,762)                --
Long-term bank debt and other debt,
      net of current portion                    433,000,000             --               --                --        433,000,000
9 7/8% senior subordinated notes,
      due 2003                                   74,683,125             --               --                --         74,683,125
9 1/4% senior subordinated note
      due 2006                                  149,349,263             --               --                --        149,349,263
Other noncurrent liabilities                     18,974,514             --               --                --         18,974,514
Deferred income taxes                            (2,898,652)    62,955,340       10,079,533                --         70,136,221
Stockholders' equity and partners' capital      194,517,235    185,318,795       35,468,437      (220,787,232)       194,517,235
                                             --------------   ------------    -------------    --------------   ----------------
      Total liabilities, stockholders'
         equity and partners' capital        $1,017,324,065   $262,004,485    $  57,062,537    $ (320,069,750)  $  1,016,321,337
                                             ==============   ============    =============    ==============   ================

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                         Six Months Ended June 30, 1998

                                                                      Subsidiary         Non-
                                                                       Guarantor      Guarantor       Elimination
                                                          HSR            HSRTW       Subsidiaries       Entries      Consolidated
                                                     -------------   -------------   -------------   -------------   ------------
Revenues
       Oil and gas sales                             $  42,966,458   $  15,952,678   $  23,458,942   $   1,334,201   $  83,712,279
       Trading and transportation                          (28,456)             --      73,754,345     (46,259,540)     27,466,349
       Other revenues                                    4,501,445          80,800         205,906              --       4,788,151
                                                     -------------   -------------   -------------   -------------   -------------
            Total revenues                              47,439,447      16,033,478      97,419,193     (44,925,339)    115,966,779
                                                     -------------   -------------   -------------   -------------   -------------
Expenses
       Production taxes and lease operating             11,185,139       3,210,142       6,675,510              --      21,070,791
       Cost of trading and transportation                       --              --      71,285,718     (44,925,339)     26,360,379
       Depreciation, depletion
            and amortization                            19,899,588       5,532,948      11,102,213              --      36,534,749
       Impairment of oil and gas properties             59,000,000              --              --              --      59,000,000
       General and administrative                        1,695,953       1,288,416         698,890              --       3,683,259
       Interest expense                                 19,051,370       1,752,262          33,451              --      20,837,083
                                                     -------------   -------------   -------------   -------------   -------------
            Total expenses                             110,832,050      11,783,768      89,795,782     (44,925,339)    167,486,261
                                                     -------------   -------------   -------------   -------------   -------------
Income (loss) before provision for
       income taxes                                    (63,392,603)      4,249,710       7,623,411              --     (51,519,482)
Provision (benefit) for income taxes                   (24,152,582)      1,723,499       2,800,160              --     (19,628,923)
                                                     -------------   -------------   -------------   -------------   -------------
                                                       (39,240,021)      2,526,211       4,823,251              --     (31,890,559)
Equity in earnings of subsidiaries                       5,903,363       1,446,099              --      (7,349,462)             --
                                                     -------------   -------------   -------------   -------------   -------------

Net income                                           $ (33,336,658)  $   3,972,310   $   4,823,251   $  (7,349,462)   $(31,890,559)
                                                     =============   =============   =============   =============   =============


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                         Six Months Ended June 30, 1998

                                                                    Subsidiary        Non-
                                                                    Guarantor       Guarantor   Elimination
                                                        HSR           HSRTW       Subsidiaries    Entries       Consolidated
                                                    ------------  -------------  -------------- ------------  ---------------
Cash flows provided by
       operating activities                         $ 18,308,477  $   4,634,286  $   14,397,861 $  1,446,099  $    38,786,723
                                                    ------------  -------------  -------------- ------------  ---------------
Cash flows from investing activities
       Exploration, development and
            leasehold costs                          (47,638,380)    (7,356,888)    (12,761,250)          --      (67,756,518)
       Purchase of proved and
            unproved properties                       (3,319,571)      (179,339)             --           --       (3,498,910)
       Other                                          11,479,582      1,531,005         (62,596)          --       12,947,991
                                                    ------------  -------------  -------------- ------------  ---------------
            Net cash used in investing
                activities                           (39,478,369)    (6,005,222)    (12,823,846)          --      (58,307,437)
                                                    ------------  -------------  -------------- ------------  ---------------

Cash flows from financing activities
       Proceeds from debt                             39,000,000            --               --           --       39,000,000
       Repayments of debt                            (18,000,000)           --               --           --      (18,000,000)
       Other                                            (974,137)     1,373,950        (540,476)  (1,446,099)      (1,586,762)
                                                    ------------  -------------  -------------- ------------  ---------------
            Net cash provided by (used in)
               financing activities                   20,025,863      1,373,950        (540,476)  (1,446,099)      19,413,238
                                                    ------------  -------------  -------------- ------------  ---------------

Net increase (decrease) in cash and
       cash equivalents                               (1,144,029)         3,014       1,033,539           --         (107,476)
Cash and cash equivalents, beginning of
       the year                                        3,530,198        159,181       3,218,329           --        6,907,708
                                                    ------------  -------------  -------------- ------------  ---------------
Cash and cash equivalents,
       end of the period                            $  2,386,169  $     162,195  $    4,251,868 $         --  $     6,800,232
                                                    ============  =============  ============== ============  ===============

Note 8.  Related Party Transactions

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is Prime plus .25% per annum (8.75% at June 30, 1998).

Note 9.  Impairment of Oil and Gas Properties

The Company employs the full cost method of accounting which requires a write down of its full cost pool if net capitalized costs of oil and gas properties, less related deferred income taxes, exceed the present value discounted at 10% of future net revenues (using current pricing) plus the estimated fair market value of unproved properties. In the second quarter of 1998 the Company recorded a non-cash write down of $59 million pretax ($36.5 million after tax). The write down is attributable to the deterioration of commodity prices, primarily oil prices.

Note 10. Subsequent Event

On July 28, 1998 the Company announced the sale of its Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million in cash. The Company is retaining its ownership of HSES, its Tulsa-based gas trading and marketing subsidiary.

The transaction is scheduled to close, and be effective, on September 1, 1998, with net proceeds to be applied to the repayment of bank debt. HSRTW, Inc. owns interests in approximately one thousand wells located in the Anadarko and Arkoma basins of Oklahoma and in Texas, with approximately 32 MBoe of proved reserves as of year-end 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company has been pursuing a strategy involving consolidation in the D-J Basin, coupled with continued exploitation and exploration in all of its core areas using a technology-oriented approach designed to reduce risk and maximize efficiencies. The Company's success in consolidating in the D-J Basin culminated in the December 1997 acquisition of all of Amoco Production Company's D-J Basin properties. This transaction has also helped reshape the Company's strategic direction, including in particular, its sale, announced on July 28, 1998, of its wholly-owned subsidiary, HSRTW, Inc. to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million ("Mid-Continent Sale"). HSRTW,
Inc. holds most of the Company's Mid-Continent assets.   The sale is expected to
close September 1, 1998.

The Amoco Acquisition, in combination with the Company's recent exploration successes in the D-J Basin and the Gulf Coast, have materially increased the
number of low-risk, high-return projects available to the Company.   At the same
time, the Amoco Acquisition required the Company to borrow funds, which increased its leverage ratios significantly. The Company believes that the best approach to pursuing these opportunities, while moderating potential interest rate and commodity price risk from its higher debt levels, is to sell the majority of its Mid-Continent asset base, utilizing the proceeds from the sale to pay down debt under its senior credit facility. Although the Company's debt level after the closing of its Mid-Continent Sale will be reduced somewhat, the Company plans to further enhance its level of liquidity with additional financial transactions. Therefore, the Company is continuing to pursue the sale of certain non-core assets in the D-J Basin that have a much higher value to other operators than to the Company. If such sales are consummated, the Company will apply the proceeds to repayment of bank debt which will further increase the Company's financial flexibility. See "Liquidity and Capital Resources--Financing Sources."

Following the closing of the Mid-Continent Sale, the Company will operate primarily in three core areas: the D-J Basin, the Gulf Coast and the Northern Rockies. However, the Company will continue to pursue certain technology-oriented exploration projects and possibly other activities in other regions, including the Mid-Continent. The Company will also continue its strategically important and profitable presence in the gas marketing, trading and transportation business through its subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for the Company to enhance its operating margins on production from each of its producing areas.

Two other significant items are evident in this Report. Due to certain regulatory changes implemented by the Colorado Oil and Gas Commission and the Company's success in refracing and other exploitation activities, the Company has announced the booking of additional proved reserves of approximately 29 MMBOE. At the same time, due to the application of accounting rules required by the Securities and Exchange Commission, the Company has recognized a non-cash after-tax write down of the carrying value of its oil and gas properties of
approximately $36.5 million ($59 million pretax).   This results from the
Company's employment of the full cost method of accounting which requires a periodic comparison of discounted asset value to recorded capital costs utilizing unescalated current commodity prices. See "Results of Operations--Impairment of Oil and Gas Properties." Due primarily to currently low oil prices, and to a lesser extent relatively low mid-summer gas prices, the Company is required to recognize this impairment in the second quarter of 1998. Given the relatively strong market for future gas prices, and the Company's belief that the current weak gas market results from temporary seasonal conditions, the Company believes that there has not in fact been a reduction in the underlying value of its assets.

OIL AND GAS PRICES The United States oil and gas industry is subject to large variations in profitability due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In recent years several factors had a positive effect on production economics in the Company's core geographic areas. These include (i) relatively high wellhead capacity utilization, (ii) increasing overall gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production, and expansion of pipeline capacity to transport gas to markets outside the Colorado Front Range and (iv) successful application of advanced oil and gas exploration, drilling and production technologies. However, uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in the Company's profitability. Further, as previously discussed, application of accounting rules during a period of low commodity prices may result in a required non-cash charge in order to write down the carrying value of the Company's oil and gas properties.

GAS PRICE CONSIDERATIONS At January 1, 1998, approximately 81% of the Company's proved producing reserves consist of gas, of which 63% are located in the D-J Basin. Following the Mid-Continent Sale, 80% of the Company's proved producing reserves will be gas, of which 79% will be located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on the Company. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. More recently, however, as a result of increased pipeline capacity in the D-J Basin, a transportation cost advantage for deliveries into the Public Service Company of Colorado ("PSCO") front range market, and seasonal fluctuations, during the low demand summer months (generally April through October) the price for D-J Basin gas tends to reflect the CIG Rocky Mountain Index, whereas during the high demand winter periods (generally November through March) the price more closely tracks Mid-Continent indices.

In recent months two applications have been approved to build pipelines between the Colorado Front Range market area and Wyoming. A subsidiary of K N Energy, Inc. has been granted authority to build a 250 MMcfd capacity pipeline. PSCO and CIG, through a jointly owned affiliate, have begun construction of a 270 MMcfd capacity line. This line will operate independently, not as part of PSCO's local distribution system. These new lines will eliminate some portion of the advantage the Company currently has over Wyoming producers for direct sales in the Colorado Front Range market, as they increase the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. The Company cannot predict what the ultimate effect on the price of the Company's D-J Basin gas will be until the pipelines are in service. However, given the narrowing of the spread between CIG and Mid-Continent indices, the Company does not anticipate any material adverse changes as a result of the new pipelines.

Gas prices in the Mid-Continent are closely tied to established indices which are influenced by national supply and demand factors. Average gas prices received by the Company in the Mid-Continent generally fluctuate with changes in Mid-Continent posted prices, which for the years 1993 through 1997 averaged $0.24 per MMbtu less than the Henry Hub price. The average gas price received in the Mid-Continent since the Company's merger with Tide West Oil Company in June 1996 through June 30, 1998, was $2.20 per Mcf, or $0.27 below the Henry Hub price, before considering the effects of hedging.

In recent months, gas prices nationwide have been relatively low due to large inventories and modest demand. The Company believes this weakness in gas prices is a normal seasonal variation and does not necessarily indicate significant long-term change in overall average gas pricing. However, the Company is unable to predict the future trends in gas prices.

OIL PRICE CONSIDERATIONS Oil prices are established in a highly liquid international market. Average oil prices received by the Company in the D-J Basin and Mid-Continent generally fluctuate with changes in the NYMEX West Texas Intermediate crude oil closing prices. Weaknesses in the world oil demand have led to the currently weak oil prices. The Company is unable to predict the future trends in oil prices.

RESULTS OF OPERATIONS During the second quarter of 1998, the Company increased its drilling and development activities to exploit the larger number of development opportunities in the D-J Basin as a result of the Amoco Acquisition. The Company also continued its exploitation and exploration activities in the Mid-Continent and the Gulf Coast regions. At June 30, 1998, the Company owned interests in approximately 5,490 producing wells (of which it operated more than 3,390) compared to more than 3,580 wells (of which it operated more than 2,680) at June 30, 1997. The Company's results of operations have been significantly affected by the Amoco Acquisition, by its drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by the Company's exploration, exploitation and development activities. The Mid-Continent Sale, which is expected to close September 1, 1998, will reduce the Company's well inventory by over 1,000 producing (approximately 450 operated) wells.

The United States oil and gas industry is currently experiencing regional shortages of drilling and completion equipment and skilled workers. This shortage has resulted in higher costs for the Company's drilling and related field activities, primarily in its Gulf Coast and Mid-Continent operations. The Company anticipates this shortage will continue for the foreseeable future.

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

OIL AND GAS REVENUES For the comparative three month periods, oil production increased from 608 MBbl to 699 MBbl and gas production increased from 10,060 MMcf to 15,363 MMcf, or 15% and 53%, respectively. Average realized oil prices decreased by 25% from $19.48 to $14.63 per Bbl and average realized gas prices increased by 1% from $1.81 to $1.83 per Mcf. The production increases were primarily the result of additional production from the properties acquired in the Amoco Acquisition and the success of the Company's ongoing exploitation and development activities. The net effect of these changes resulted in an increase in oil and gas revenues from $30.1 million to $38.3 million, or 27%. For the three months ended June 30, 1998 the Company also recognized $2.3 million in other gas revenues from the sale of tax credits compared to $1.1 million for the comparative 1997 period.

For the comparative six month periods, oil production increased from 1,167 MBbl to 1,390 MBbl and gas production increased from 20,031 MMcf to 29,588 MMcf, or 19% and 48%, respectively. Average realized oil prices decreased by 22% from $20.37 to $15.79 per Bbl and average realized gas prices decreased by 1% from $2.11 to $2.09 per Mcf. The production increases were primarily the result of additional production from the properties acquired in the Amoco Acquisition and the success of the Company's ongoing exploitation and development activities. The net effect of these changes resulted in an increase in oil and gas revenues from $66.1 million to $83.7 million, or 27%. For the six months ended June 30, 1998 the Company also recognized $4.1 million in other gas revenues from the sale of tax credits compared to $2.2 million for the comparative 1997 period.

Through its wholly owned subsidiary HSES, the Company markets its own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. Trading and transportation net margins were $0.6 million for the three months ended June 30, 1998 compared to $0.1 million for the comparative prior year period and $1.1 million for the six months ended June 30, 1998 compared to $0.9 million for the comparative prior year period.

PRODUCTION EXPENSES Lease operating expense ("LOE") increased by $2.2 million, or 38%, for the three month comparative periods and by $2.9 million, or 24%, for the six month comparative periods due to an increase in the number of producing wells. On a per Boe basis, LOE decreased from $2.60 to $2.51 for the three month comparative periods and from $2.75 to $2.42 for the six-month comparative periods, which is primarily the result of increased efficiencies in combining the assets acquired in the Amoco Acquisition with the Company's previously existing asset base. Production taxes increased by $0.7 million, or 36% for the three-month comparative periods and by $0.9 million, or 19%, for the six-month comparative periods, due to increased production which was partially offset by decreased prices.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased by $5.2 million, or 40% for the three-month comparative periods and by $11.2 million, or 44%, for the six-month comparative periods, due to an increase in production. The Company adjusted its DD&A rate in the second quarter of 1998 to reflect (i) an increase in reserves in the D-J Basin as a result of the new field-wide spacing rule approved by the Colorado Oil and Gas Conservation Commission on April 29, 1998 and (ii) the full cost ceiling test write down of $59 million (discussed below). For the six months ended June 30, 1998, the Company had a weighted average depletion rate of $5.62 per Boe compared to $5.41 per Boe for the six months ended June 30, 1997. The Company annually adjusts its DD&A rate based on year end engineering and, if material changes in its reserves warrant, on an interim basis.

IMPAIRMENT OF OIL AND GAS PROPERTIES The Company employs the full cost method of accounting which requires a write down of its full cost pool if net capitalized costs of oil and gas properties, less related deferred income taxes, exceed the present value discounted at 10% of future net revenues (using current pricing) plus the estimated fair market value of unproved properties. In the second quarter of 1998 the Company recorded a non-cash ceiling test write down of $59 million pretax ($36.5 million after tax). Should oil and gas prices continue to decline, the Company could be required to record additional write downs.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative ("G&A") expense reflects costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE or are capitalized). G&A expenses increased by $0.7 million, or 48% for the three-month comparative periods and by $0.7 million, or 22%, for the six-month comparative periods. On a per Boe basis, G&A expenses increased from $0.57 to $0.59 for the three-month comparative periods and decreased from $0.67 to $0.58 for the six-month comparative periods. The decrease for the six-month comparative periods is due to efficiencies gained from consolidating the Amoco properties and the timing of hiring additional personnel to service these properties. The Company anticipates an increase in G&A expenses through the remainder of 1998; however, G&A per BOE rates should remain constant or be slightly lower than in 1997.

INTEREST EXPENSE Interest expense increased $0.9 million, or 12% for the three-month comparative periods and by $5.5 million, or 36%, for the six-month comparative periods. The increase is due to the overall increase in long-term debt attributable to amounts borrowed in December 1997 to fund the Amoco Acquisition. This increase was partially offset in the second quarter of 1998 by additional capitalized interest recorded during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

At June 30, 1998, the Company's overall debt level was significantly higher than as of June 30, 1997 as a result of borrowings used to fund the Amoco Acquisition. Although the Company's debt level following the closing of the Mid-Continent Sale will be reduced, the Company intends to continue pursuing the sale of certain of its non-core D-J Basin assets to further reduce its overall debt level and improve its liquidity and financial flexibility. The Company, nevertheless, believes that its level of debt and leverage is manageable under expected production and pricing levels, since its debt is supported by stable, long-lived reserves and by the Company's hedging programs, with short-term product prices partially hedged at favorable prices. Cash flow from producing activities is sufficient to enable the Company to service its debt for the foreseeable future, absent any major and prolonged period of price declines. The Company has a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow per share. As part of an overall financing strategy, the Company is considering a wide range of future financing alternatives and is not committed to any particular course. In undertaking any future financing transactions, the Company will seek to achieve the optimal capital structure needed to support its long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

Because of its increased leverage, the Company currently plans to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of its expected cash flow from operations. Accordingly, the level and volatility of oil and gas prices may be expected to affect the Company's capital expenditure activities.

On December 15, 1997, as a result of the Amoco Acquisition, the Company's revolving senior bank credit facility with The Chase Manhattan Bank, as Agent (the "Chase Facility"), was amended to increase the maximum credit amount and the borrowing base to $450 million and to revise the interest rate payable thereunder to the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. Under the terms of the Chase Facility, no principal payments are required until December 15, 2002, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. As of June 30, 1998, $433 million was outstanding under the Chase Facility. The facility consists of a borrowing base (currently $450 million) and a threshold amount (currently $400 million -- representing what a fully conforming loan borrowing base would be). The borrowing base is based on the underlying value of the Company's oil and gas properties as determined by the Banks based on their review of Company reserves and the Banks' view of future pricing. The borrowing base will remain $450 million until September 15, 1998, at which point it may be redetermined. Until that time, if the Company issues equity or debt securities, or sells or otherwise disposes of properties (such as the Mid-Continent Sale), net proceeds of such transactions must be applied to the repayment of debt under the facility. The outstanding amounts under the facility must be reduced to or below the threshold amount by September 15, 1998. The net proceeds of the Mid-Continent Sale will be applied to the Company's bank debt. Following the closing of this transaction, the Company expects that its borrowing base will be redetermined as a fully conforming borrowing base. The Chase Facility was further amended on June 16, 1998 to provide the Company with a $15 million unsecured standby credit facility. This standby facility will be available to the Company from July 1, 1998 to September 15, 1998.

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

The Company anticipates that its borrowing capacity under the Chase Facility, combined with its operating cash flow, the TCW Facility, the Mid-Continent Sale, and the potential sale of non-core D-J Basin assets, will provide it with financial resources and flexibility to fund current and ongoing development activities, to service its debt and to meet other financial obligations. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity, equity-linked or debt securities, the sale or monetization of properties or by entering into joint venture arrangements.

Capital Commitments

The Company continuously evaluates its inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, the Company adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the six months ended June 30, 1998, the Company incurred total exploration, development and leasehold capital expenditures of $67.8 million. The Company estimates that capital expenditures for 1998 will be approximately $90-$100 million, assuming stable product prices for the balance of the year. These capital expenditures will be allocated in varying amounts primarily to activities in the Company's core geographic areas.

A major component of the Company's capital expenditure program relates to its development activities in the D-J Basin. The Company incurred approximately $38.5 million in capital expenditures in the six months ended June 30, 1998 for drilling, recompleting and refracing the Company's D-J Basin properties, and anticipates allocating $60-$75 million in the D-J Basin for all of 1998.

Another component of the Company's capital expenditure program has been to develop exploitation and exploration prospects in the Mid-Continent and the onshore portion of the Gulf Coast. For the six months ended June 30, 1998 the Company incurred total capital expenditures for seismic, leasehold, overhead costs and drilling of $6.9 million in the Mid-Continent and $11.9 million in the Gulf Coast, including approximately $8.3 million of expenditures under its SouthTech joint venture and $3.6 million on its other Gulf Coast projects. The Company anticipates allocating $15 to $20 million to the Gulf Coast projects for all of 1998.

Activities in the Company's Northern Rockies area are designed to utilize the Company's extensive acreage position as a vehicle for generating capital expenditures by third party operators on HSR's acreage. For the six months ended June 30, 1998 approximately $7.2 million was spent or committed to by others to test plays and concepts on HSR's acreage, with HSR retaining significant positions for exploiting successful discoveries.

The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the six months ended June 30, 1998, was $38.8 million, down from $43.7 million for the same period in 1997. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

Risk Management

The Company uses financial instruments to reduce its exposure to market fluctuations in the price and transportation cost of oil and gas. The Company's general strategy is to hedge price and location risk with swap, collar, floor and ceiling arrangements. In order to minimize risk, to the maximum extent possible, the Company hedges certain of its production back to the wellhead. In addition to hedging activities, the Company is engaged in using the financial markets to capture trading margins. The Company has established policies with respect to open positions which limit its exposure to market risk and requires daily reporting to management of the potential financial exposure resulting from both hedging and trading activities.

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



                                Average Daily
                                    Volume        Settlement        Price
   Time Period                     (MMBtu)         Location      (per MMBtu)
------------------             --------------     ----------     -----------
July - October 1998                69,920            CIG            $1.77
July - August 1998                 20,000            PEPL           $2.03
July - October 1998                 1,000           NYMEX           $2.21
November 1998 - March 1999         75,000            PEPL           $2.23
April - October 1999               50,000            CIG            $1.90



The Company has hedged its expected 1998 oil production as follows:

             Time Period           Percent Hedged           Price
       ---------------------      ----------------         --------
       July-September 1998                45%               15.83
       October-December 1998              12%               19.00

Additionally, with respect to the hedging of third party gas, the Company has hedged 10.2 Bcf through June 1999 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

The Company routinely buys and sells options or forward contracts as part of its overall hedging strategy. For the period July through October 1998 the Company holds a thirty-nine cent option spread on an average daily volume of 10,000 MMBtu between PEPL and CIG. This option spread protects the Company against widening basis between the Mid-Continent and the Rocky Mountain indexes. For the period November 1998 to March 1999, the Company owns out-of-the-money call options, on an average daily volume of 75,000 MMBtu, at an average price of $2.66. These call options provide exposure to advancing prices as part of its overall hedging strategy.

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

Company policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of June 30, 1998, all material open positions were balanced with an offsetting position. During the six months ended June 30, 1998, gains of $0.6 million were recognized in connection with these activities and are included in "trading and transportation revenues."

Credit Risk

While notional amounts are used to express the volume of various derivative financial instruments, the amounts potentially subject to credit risk in the event of nonperformance by the third parties are substantially smaller. Counterparties to the swap, collar, floor and ceiling arrangements discussed above are generally investment grade financial institutions. Accordingly, the Company does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties to financial instruments related to hedging activities or trading activities.

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

The Company also has assumed interest rate exchange agreements with two financial institutions to hedge its interest rates on a total of $40 million of the Company's borrowings at rates ranging from 6.16% to 7.32% through 1999. Under the terms of these agreements, the difference between the Company's fixed rate and the three month LIBOR rate is received or paid by the Company.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q Report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this 10-Q Report, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Notes to Consolidated Financial Statements" regarding reserves and their values, planned capital expenditures, increases in oil and gas production, trends or expectations concerning oil and gas prices or market characteristics, the number of and risk and return associated with exploitation and exploration projects, marketing, hedging and trading risks, and the Company's financial position, stability of cash flow, debt service capabilities, capital availability, debt repayment plans, divestiture plans, ability to close planned sales, business strategy and other plans and objectives for future operations, potential liabilities or the expected absence thereof, the potential materiality of year 2000 compliance expenses, and the potential outcome of environmental matters, litigation or other proceedings, are forward-looking statements. All forward-looking statements included or incorporated by reference in this 10-Q Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Many factors may affect the Company's expectations and plans. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow available from operations may change depending on costs of materials and services, regulatory burdens and commodity prices. Oil and gas prices are volatile, and there are several potentially significant adverse effects to the Company which can result if product prices decline materially. First, lower product prices will adversely affect the Company's cash flow and could cause the Company to (i) curtail its capital program, (ii) borrow additional amounts under its revolving credit agreement, or (iii) issue additional debt or equity securities. Second, lower product prices could cause the borrowing base under the Company's bank credit agreement to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Lower product prices adversely impact the ceiling calculation. In the second quarter of 1998 the Company recorded a non-cash ceiling test write down of $59 million. Should product prices continue to decline, the Company could be required to record additional write downs in future periods.

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the

Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $1 million on its behalf from inception through the end of the second quarter of 1998 on the project. The Company's share of total costs associated with the project, at the 50% level of participation, are currently estimated to range from $1 to $2 million over three years. The full amount of the Company's estimated liability is reflected in the June 30, 1998, financial statements.

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

Item 2.    Changes in Securities   None.

Item 3.    Defaults Upon Senior Securities   None.

Item 4. Submission of Matters to a Vote of Security Holders The Company held its annual meeting of the stockholders on May 20, 1998. In addition to the election of directors, the following matters were submitted to a vote of the stockholders:

                  To adopt an amendment to Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $.001 per share, from 30 million to 50 million. 15,627,150 votes were for, 307,817 votes were against, and 132,684 votes abstained. There were no broker non-votes. The matter was, therefore, approved by the Company's stockholders at the meeting.

                  To adopt an amendment to Article 16 of the Company's Certificate of Incorporation to change the vote required to amend Article 4 thereof from an affirmative vote of the holders of two-thirds of the outstanding shares of stock who are entitled to vote upon the election of directors to an affirmative vote of the holders of a majority of such shares. 13,335,362 votes were for, 104,197 votes were against, and 101,014 votes abstained. Broker non-voters in the amount of 2,527,078 were counted for purposes of obtaining a quorum, but were not counted in the vote. The matter was, therefore, approved by the Company's stockholders at the meeting.

                  To approve certain amendments to the HS Resources, Inc. 1997 Performance and Equity Incentive Plan. 15,702,856 votes were for, 257,819 votes were against, and 106,976 votes abstained. There were no broker non-votes. The matter was, therefore, approved by the Company's stockholders at the meeting.


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

10.37 Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.38 Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.39 First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.40 HS Resources, Inc. Form of Key Employee Severance Agreement (March 27, 1998). (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.41* Fourth Amendment to Amended and Restated Credit Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

10.42 Stock Purchase and Sale Agreement between the Company and Universal Resources Corporation dated July 27, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed August 6, 1998.)

27*        Financial Data Schedule

      *   Filed herewith

-------------------------------------

           b.     Reports on Form 8-K.

                     Report dated June 2, 1998, filing the June 2, 1998 press
                  release in connection with the Company's announcement of its plan to sell its Mid-Continent properties.


                     Report dated July 27, 1998, filing the Stock Purchase and
                  Sale Agreement between the Company and Universal Resources Corporation and the July 28, 1998 press release in connection therewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HS RESOURCES, INC.



Dated:   August 13, 1998          By: /s/JAMES E. DUFFY
                                      ------------------------------------------
                                      James E. Duffy
                                      Vice President and Chief Financial Officer

                                  By: /s/ ANNETTE MONTOYA
                                      ------------------------------------------
                                      Annette Montoya
                                      Vice President and Principal Accounting
                                      Officer

                               Index to Exhibits



                                                                 Sequentially
EXHIBIT                                                          Numbered
NUMBER          DESCRIPTION                                      Page
------          -----------                                      ------------

10.41*     Fourth Amendment to Amended and Restated Credit
           Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

27*        Financial Data Schedule
