Form 10-Q
period 1998-09-30
HS RESOURCES INC
filed 1998-11-16
CIK 869295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                              --------------------------------------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number   0-18886
                       ---------------------------------------------------------

                              HS RESOURCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                    94-3036864
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                  94111
-----------------------------------         ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (415) 433-5795
                                                    ----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                                -----          -----

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes           No
                            -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on October 31, 1998: 18,596,319 after deducting 525,051 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------
  Item 1.   Financial Statements

            Consolidated Financial Statements:

            Consolidated Balance Sheets - September 30, 1998 (Unaudited)
            and December 31, 1997............................................3

            Unaudited Consolidated Statements of Operations - For the Three
            Months and Nine Months Ended September 30, 1998 and 1997.........5

            Consolidated Statements of Stockholders' Equity - For
            the Years Ended December 31, 1997 and 1996 and the Nine
            Months Ended September 30, 1998 (Unaudited)......................6

            Unaudited Consolidated Statements of Cash Flows -
            For the Nine Months Ended September 30, 1998 and 1997............7

            Notes to Unaudited Consolidated Financial Statements.............8

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................12

PART II.  OTHER INFORMATION
---------------------------

  Item 1.   Legal Proceedings & Environmental Issues........................25

  Item 2.   Changes in Securities...........................................26

  Item 3.   Defaults Upon Senior Securities.................................26

  Item 4.   Submission of Matters to a Vote of Security Holders.............26

  Item 5.   Other Information...............................................26

  Item 6.   Exhibits and Reports on Form 8-K................................27

                         PART I. FINANCIAL INFORMATION



Item 1.       Financial Statements

                                                        HS RESOURCES, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                       September 30,         December 31,
                                                                                            1998                 1997
                                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
    ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                                    $        6,812,672   $        6,907,708
       Margin deposits                                                                         801,323                3,996
       Accounts receivable
              Oil and gas sales                                                             18,961,837           23,052,931
              Trading and transportation                                                    10,262,484           14,366,469
              Trade                                                                          5,321,860            3,579,327
              Other                                                                          7,256,417            4,711,805
       Lease and well equipment inventory, at cost                                             608,866            1,424,301
       Prepaid expenses and other                                                            1,197,471            1,341,997
----------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                          51,222,930           55,388,534
----------------------------------------------------------------------------------------------------------------------------
    OIL AND GAS PROPERTIES, AT COST, USING THE FULL COST METHOD
       Undeveloped acreage                                                                 188,010,333          189,064,119
       Costs subject to depreciation, depletion and amortization                           843,119,286          951,678,001
       Less accumulated depreciation, depletion and amortization                          (233,456,221)        (181,205,919)
----------------------------------------------------------------------------------------------------------------------------
              Net oil and gas properties                                                   797,673,398          959,536,201
----------------------------------------------------------------------------------------------------------------------------
    GAS GATHERING AND TRANSPORTATION FACILITIES,
       at cost, net of accumulated depreciation of $1,542,927 and
       $1,322,382 at September 30, 1998 and December 31, 1997, respectively                  4,348,193            4,540,806
----------------------------------------------------------------------------------------------------------------------------
    OTHER ASSETS
       Deferred charges and other, net                                                       8,816,329           10,254,796
       Office and transportation equipment and other property, net of accumulated depreciation of $5,534,986 and $5,083,746 at
              September 30, 1998 and December 31, 1997, respectively                         3,025,561            4,735,106
       Notes receivable from officers for exercise of stock options (Note 8)                 2,203,400            --
       Investment in oil and gas limited partnership                                         --                     860,288
----------------------------------------------------------------------------------------------------------------------------
              Total other assets                                                            14,045,290           15,850,190
----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                    $      867,289,811   $    1,035,315,731
----------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                        HS RESOURCES, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                             SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                        September 30,                December 31,
                                                                            1998                        1997
                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable
       Trade                                                         $      19,810,782            $      18,888,306
       Revenue                                                              18,499,197                   17,460,848
       Gas purchases                                                         4,814,197                    7,854,715
    Accrued expenses
       Ad valorem and production taxes                                      11,061,415                    8,432,221
       Interest                                                             12,462,581                    3,691,983
       Other                                                                 6,814,928                    7,359,030
    Income taxes payable                                                     8,304,000                       ---
    Oil and gas production note payable                                        734,696                       ---
    Current portion of long-term debt                                           30,000                       30,000
---------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                            82,531,796                   63,717,103
---------------------------------------------------------------------------------------------------------------------
ACCRUED AD VALOREM TAXES                                                    11,204,232                   10,606,402
---------------------------------------------------------------------------------------------------------------------
DEFERRED REVENUE                                                             5,493,934                    9,872,870
---------------------------------------------------------------------------------------------------------------------
LONG-TERM OIL AND GAS PRODUCTION NOTE PAYABLE                                    ---                        734,696
---------------------------------------------------------------------------------------------------------------------
LONG-TERM BANK DEBT, NET OF CURRENT PORTION                                293,000,000                  412,000,000
---------------------------------------------------------------------------------------------------------------------
9 7/8% SENIOR SUBORDINATED NOTES,
      due 2003, net of unamortized discount of $302,250 and
      $346,125 at September 30, 1998 and December 31, 1997,
      respectively                                                          74,697,750                   74,653,875
---------------------------------------------------------------------------------------------------------------------
9 1/4% SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $631,312 and
      $689,587 at September 30, 1998 and December 31, 1997,
      respectively                                                         149,368,688                  149,310,413
---------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                       60,944,299                   90,798,036
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Preferred stock                                                            ---                          ---
      Common stock, $.001 par value, 50,000,000 shares
        authorized; 19,121,370 and 18,654,545 shares issued and
        outstanding at September 30, 1998 and December 31, 1997,
        respectively                                                            19,121                       18,655
      Additional paid-in capital                                           188,150,885                  183,191,380
      Retained earnings                                                      9,440,000                   42,773,142
      Deferred compensation                                                 (1,800,615)                    (144,300)
      Treasury stock, at cost, 525,051 and 160,358 shares at
        September 30, 1998 and December 31, 1997, respectively              (5,760,279)                  (2,216,541)
---------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                         190,049,112                  223,622,336
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     867,289,811            $   1,035,315,731
---------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                        HS RESOURCES, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                            (UNAUDITED)


                                                         Three Months Ended                            Nine Months Ended
                                                           September 30,                                 September 30,
                                           --------------------------------------------    -----------------------------------------
                                                   1998                    1997                  1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Oil and gas sales                       $         32,886,639     $       31,656,583    $     116,598,918     $       97,778,112
   Trading and transportation                        13,831,014             16,575,475           41,297,363             64,361,081
   Other gas revenues                                 2,068,422              1,017,017            6,213,597              3,206,264
   Interest income and other                            504,203                271,372            1,147,179                893,865
------------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                49,290,278             49,520,447          165,257,057            166,239,322
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Production taxes                                   2,068,382              2,059,599            7,825,088              6,893,339
   Lease operating                                    7,798,458              5,901,703           23,112,543             18,272,587
   Cost of trading and transportation                12,549,802             16,504,842           38,910,181             63,365,047
   Depreciation, depletion and amortization          17,172,608             13,120,515           53,707,357             38,436,058
   Impairment of oil and gas properties
      (Note 9)                                           --                      --              59,000,000                 --
   General and administrative                         1,995,934              1,841,004            5,679,193              4,872,430
   Interest                                          10,035,599              7,568,278           30,872,682             22,944,633
------------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                51,620,783             46,995,941          219,107,044            154,784,094
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
      TAXES                                          (2,330,505)             2,524,506          (53,849,987)            11,455,228
PROVISION (BENEFIT) FOR INCOME TAXES                   (887,922)               961,837          (20,516,845)             4,364,442
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                          $         (1,442,583)    $        1,562,669    $     (33,333,142)    $        7,090,786
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE            $              (0.08)    $             0.09    $           (1.79)    $             0.42
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE          $              (0.08)    $             0.09    $           (1.78)    $             0.40
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                        18,796,000             16,978,000           18,619,000             16,991,000
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    ASSUMING DILUTION                                18,818,000             17,561,000           18,706,000             17,520,000
------------------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                        HS RESOURCES, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                                             THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                               Common Stock       Additional                                     Treasury Stock
                                          --------------------     Paid-In       Retained      Deferred        --------------------
                                          Shares        Amount     Capital       Earnings     Compensation     Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               10,948,680   $ 10,949   $ 97,717,908  $ 22,484,572    $       ---    (75,077)  $(1,039,303)
  Purchase of treasury stock                    ---        ---            ---           ---            ---   (113,817)   (1,460,490)
  Transfer of treasury stock to
    401(k) Plan                                 ---        ---        (53,961)          ---            ---     20,025       246,708
  Issuance of common stock for
    Tide West Merger                      6,169,181      6,169     65,231,025           ---            ---        ---           ---
  Exercise of options by issuance
    of treasury stock, including
    income tax benefit                          ---        ---         48,606           ---            ---     46,917       582,551
  Issuance of restricted stock               10,000         10        171,290           ---       (171,300)       ---           ---
  Net income                                    ---        ---            ---     8,948,827            ---        ---           ---
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               17,127,861     17,128    163,114,868    31,433,399       (171,300)  (121,952)   (1,670,534)
  Purchase of treasury stock                    ---        ---            ---           ---            ---   (101,247)   (1,398,669)
  Transfer of treasury stock to
     401(k) Plan                                ---        ---        (68,011)          ---            ---     35,894       485,287
  Issuance of common stock for
     Amoco Acquisition                    1,200,000      1,200     19,998,800           ---            ---        ---           ---
  Exercise of options by issuance
     of treasury stock, including
     income tax benefit                         ---        ---        (34,355)          ---            ---     26,947       367,375
  Issuance of restricted stock                2,500          3         44,997           ---        (45,000)       ---           ---
  Amortization of deferred
     compensation                               ---        ---            ---           ---         72,000        ---           ---
  Exercise of stock options,
     including income tax benefit            12,203         12        135,393           ---            ---        ---           ---
  Exercise of warrants and options          311,981        312           (312)          ---            ---        ---           ---
  Net income                                    ---        ---            ---    11,339,743            ---        ---           ---
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               18,654,545     18,655    183,191,380    42,773,142       (144,300)  (160,358)   (2,216,541)
  Purchase of treasury stock                    ---        ---            ---           ---            ---   (445,788)   (4,668,570)
  Transfer of treasury stock
     to 401(k) Plan                             ---        ---          7,419           ---            ---     39,046       541,568
  Exercise of options by issuance
     of treasury stock, including
     income tax benefit                         ---        ---       (115,247)          ---            ---     42,049       583,264
  Issuance of restricted stock               23,570         24        332,508           ---       (332,532)       ---           ---
  Issuance of performance shares            106,234        106      1,533,913           ---     (1,534,019)       ---           ---
  Exercise of stock options,
     including income tax benefit           337,021        336      3,200,912           ---            ---        ---           ---
  Amortization of deferred
     compensation                               ---        ---            ---           ---        210,236        ---           ---
  Net income (loss)                             ---        ---            ---   (33,333,142)           ---        ---           ---
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998 (Unaudited)  19,121,370   $ 19,121   $188,150,885  $  9,440,000    $(1,800,615)  (525,051)  $(5,760,279)
-----------------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                        HS RESOURCES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                            (Unaudited)

                                                                                        September 30,
                                                                         -------------------------------------------
                                                                               1998                       1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                    $    (33,333,142)           $     7,090,786
    Adjustments to reconcile net income to net cash
         provided by operating activities
     Depreciation, depletion and amortization                                  53,707,357                 38,436,058
     Impairment of oil and gas properties                                      59,000,000                   ---
     Amortization of deferred charges, debt issue costs
         and deferred compensation                                              1,848,398                  1,369,616
     Transfer of treasury stock to the 401(k) Plan                                548,987                    417,276
     Gain on sale of fixed assets                                                (239,349)                   ---
     Deferred income tax provision (benefit)                                  (20,652,894)                 4,280,950
     Decrease in accounts and notes receivable                                  3,907,934                  8,454,496
     Increase  in accounts payable and accrued expenses                         3,740,815                  5,341,429
     Decrease in deferred revenue, net                                         (4,378,936)                   ---
     Other                                                                         26,434                    364,996
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                  64,175,604                 65,755,607
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Exploration, development and leasehold costs                              (96,438,074)               (54,744,725)
    Purchase of proved and unproved properties                                 (4,636,960)                   ---
    Gas gathering and transportation facilities additions                         (27,932)                  (121,222)
    Other property additions                                                     (519,063)                (1,241,022)
    Proceeds from the sale of oil and gas properties                          152,524,727                 33,984,212
    Proceeds from the sale of fixed assets                                      1,231,447                   ---
    Increase in property related payables                                       6,633,012                  3,344,941
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                        58,767,157                (18,777,816)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt                                                         55,000,000                 29,000,000
    Repayments of debt                                                       (174,000,000)               (79,000,000)
    Debt and equity issuance costs                                                ---                       (438,048)
    Exercise of options                                                           468,338                    223,228
    Purchase of treasury stock                                                 (4,506,135)                (1,157,935)
    Minority interest, net                                                        ---                          9,825
--------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                    (123,037,797)               (51,362,930)
--------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (95,036)                (4,385,139)
    Cash and cash equivalents, beginning of the period                          6,907,708                  8,764,756
--------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of the period                         $      6,812,672            $     4,379,617
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
    Interest paid, net of capitalized interest                           $     20,236,284            $    16,373,468
    Cash paid for income taxes, net of refund                            $        611,758            $      (413,076)
--------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.

                              HS RESOURCES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. General

     HS Resources, Inc., a Delaware corporation (the "Company" or "HSR") was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company, through its wholly owned subsidiary, HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at September 30, 1998, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

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

                                                                          Nine Months Ended September 30,
                                                        ------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                      1998                            1997
                                                        --------------------------------   -------------------------------
                                                                            Per Share                          Per Share
                                                          Income    Shares    Amount        Income   Shares      Amount
                                                        --------------------------------   -------------------------------
BASIC EPS
Net income (loss) applicable to
  common shares*                                        $ (33,333)  18,619   $ (1.79)       $ 7,091   16,991   $ 0.42
                                                        --------------------------------   -------------------------------

EFFECT OF DILUTIVE SECURITIES
Equivalent common shares
  from stock options                                        --          87       --            --        529      --
                                                        --------------------------------   -------------------------------

DILUTED EPS
Net income (loss) applicable to
  common shares                                         $ (33,333)  18,706   $ (1.78)       $ 7,091   17,520   $ 0.40
                                                        ================================   ===============================

* 1998 net income includes a non-cash charge of $36.5 million, net of taxes, for impairment of oil and gas properties


Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the nine months ended September 30, 1998 and 1997 (in thousands, except per share amounts). The condensed pro forma operating results assume that the acquisition of all of Amoco Production Company's D-J Basin properties (the "Amoco Acquisition") and the divestiture of the Company's Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources Corp., occurred on January 1, 1997. The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition and the divestiture been consummated on January 1, 1997, and may not necessarily be indicative of future performance.

                                        Nine Months Ended September 30,
                                      ----------------------------------
                                                  (Unaudited)
                                         1998                   1997
                                      ------------           -----------

Revenues                               $   142,837           $   181,751
Net income (loss)*                     $   (32,876)          $     6,922
Basic earnings (loss) per share        $     (1.77)          $      0.37
Diluted earnings (loss) per share      $     (1.76)          $      0.37
Weighted average common shares
  outstanding                           18,619,000            18,667,000
Weighted average number of
  common shares outstanding
  assuming dilution                     18,706,000            18,727,000

* 1998 net income includes a non-cash charge of $36.5 million, net of taxes, for impairment of oil and gas properties

Note 4. Issuance of Performance Shares

In May 1998, the Company's stockholders approved the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares can vest over nine years with vesting to occur no earlier than one-fourth of the shares in each of the first four years. The Company has issued 106,234 performance shares as of September 30, 1998. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals.

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

Note 7. Summary of Guarantees on 9 1/4% and 9 7/8% Senior Subordinated Notes

In November 1996, the Company issued $150 million of its 9 1/4% senior subordinated notes due in 2006. The Notes are general, unsecured obligations of the Company, subordinated in right of payment to all existing and any future senior indebtedness of the Company. The Notes rank pari passu with existing and any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company. The Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by two of the Company's subsidiaries, Orion Acquisition, Inc. ("Orion") and HSRTW, Inc. (the "Subsidiary Guarantors"). Because of the issuance of the guarantees in connection with the Notes due 2006, the Company was required to and issued similar guarantees from the Subsidiary Guarantors to the trustee under that indenture for the Company's 9 7/8% senior subordinated notes due 2003.

Effective May 1, 1998, Orion was merged into HSR with HSR remaining as the surviving corporation. As a result of this merger the foregoing guarantees of Orion terminated on May 1, 1998. On July 27, 1998, the Company entered into an agreement to sell all of the stock of HSRTW, Inc. to a third party. The closing occurred on September 1, 1998, at which time the guarantees of HSRTW, Inc. with respect to these two series of notes were released.

Note 8. Related Party Transactions

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is Prime plus 0.25% per annum.

Note 9. Impairment of Oil and Gas Properties

The Company employs the full cost method of accounting which requires a write down of its full cost pool if net capitalized costs of oil and gas properties less related deferred income taxes, exceed the present value of future net revenues (using current pricing and discounted at 10%) plus the estimated fair market value of unproved properties. In the second quarter of 1998 the Company recorded a non-cash write down of $59 million pretax ($36.5 million after tax). The write down was attributable to the deterioration of commodity prices, primarily oil prices.

Note 10. Sale of HSRTW, Inc.

On July 28, 1998 the Company announced the sale of its Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million in cash. HSRTW, Inc. owns interests in approximately one thousand wells located in the Anadarko and Arkoma basins of Oklahoma and in Texas, with approximately 32 MMBoe of proved reserves as of year-end 1997. The transaction closed and was effective on September 1, 1998, with net proceeds applied to the repayment of bank debt. The Company retained its ownership of HSES, its Tulsa-based gas trading and marketing subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL The Company has been pursuing a strategy involving consolidation in the D-J Basin, coupled with continued exploitation and exploration in all of its core areas using a technology-oriented approach designed to reduce risk and maximize efficiencies. The Company's success in consolidating in the D-J Basin culminated in the December 1997 acquisition of all of Amoco Production Company's D-J Basin properties. This transaction has also helped reshape the Company's strategic direction, including in particular, the sale of its wholly-owned subsidiary, HSRTW, Inc. to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million ("Mid-Continent Sale"). HSRTW, Inc. held most of the Company's Mid-Continent assets. That sale closed on September 1, 1998.

The Amoco Acquisition, in combination with the Company's recent exploration successes in the D-J Basin and the Gulf Coast, have materially increased the number of low-risk, high-return projects available to the Company. At the same time, the Amoco Acquisition required the Company to borrow funds, which increased its leverage ratios significantly. In order to pursue these opportunities, while at the same time moderating potential interest rate and commodity price risk resulting from its higher debt levels, the Company sold the majority of its Mid-Continent asset base, utilizing the proceeds from the sale to pay down debt under its senior credit facility. See "Liquidity and Capital Resources -- Financing Sources."

As a result of the closing of the Mid-Continent Sale, the Company now operates primarily in three core areas: the D-J Basin, the Gulf Coast and the Northern Rockies. However, the Company will continue to pursue certain technology-oriented exploration projects and possibly other activities in other regions, including the Mid-Continent. The Company will also continue its strategically important and profitable presence in the gas marketing, trading and transportation business through its subsidiary, HSES. HSES provides opportunities for the Company to enhance its operating margins on production from each of its producing areas. The Company estimates that the impact to production as a result of the Amoco Acquisition, the success of the Company's activity in the D-J Basin and the sale of the Mid-Continent properties is a net increase on a quarterly basis of 700,000 Boe.

In its June 30, 1998 Report on Form 10-Q, the Company reported two other significant items. Due to certain regulatory changes implemented by the Colorado Oil and Gas Commission and the Company's success in refracing and other exploitation activities, the Company announced the booking of additional proved reserves of approximately 29 million barrels of oil equivalent ("MMBoe"). At the same time, due to the application of accounting rules required by the Securities and Exchange Commission, the Company recognized a non-cash write down of the carrying value of its oil and gas properties of approximately $59 million pretax ($36.5 million after tax). This results from the Company's employment of the full cost method of accounting which requires a periodic comparison of discounted asset value to recorded capital costs utilizing unescalated current commodity prices. See "Results of Operations--Impairment of Oil and Gas Properties." Due primarily to low oil prices, and to a lesser extent relatively lower gas prices, the Company was required to recognize this impairment in the second quarter of 1998. Given the relatively strong market for future gas prices, the Company believes that there has not in fact been a reduction in the underlying value of its assets.

OIL AND GAS PRICES The United States oil and gas industry is subject to large variations in profitability due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In recent years several factors had a positive effect on production economics in the Company's core geographic areas. These include (i) relatively high wellhead capacity utilization, (ii) increasing overall gas demand, (iii) deregulation of distribution and marketing channels, particularly for D-J Basin and Rocky Mountain production, and the expansion of pipeline capacity to transport gas to markets outside the Colorado Front Range and (iv) successful application of advanced oil and gas exploration, drilling and production technologies. However, uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in the Company's profitability. Further, as previously discussed, application of accounting rules during a period of low commodity prices may result in a required non-cash charge in order to write down the carrying value of the Company's oil and gas properties.

GAS PRICE CONSIDERATIONS At January 1, 1998, approximately 81% of the Company's proved producing reserves consisted of gas, of which 63% were located in the D-J Basin. Following the Mid-Continent Sale, 80% of the Company's proved producing reserves are gas, of which 79% are located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on the Company. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. More recently, however, as a result of increased pipeline capacity in the D-J Basin, a transportation cost advantage for deliveries into the Public Service Company of Colorado ("PSCO") front range market, and seasonal fluctuations, during the low demand summer months (generally April through October) the price for D-J Basin gas tends to reflect the CIG Rocky Mountain Index, whereas during the high demand winter periods (generally November through March) the price more closely tracks Mid-Continent indices.

In recent months two applications have been approved to build pipelines between the Colorado Front Range market area and Wyoming. A subsidiary of K N Energy, Inc. has been granted authority to build a 250 MMcfd capacity pipeline. PSCO and CIG, through a jointly owned affiliate, recently began operating a newly expanded 270 MMcfd capacity line. This line operates independently, not as part of PSCO's local distribution system. Construction has not commenced on the KN line. The PSCO line will eliminate some portion of the advantage the Company currently has over Wyoming producers for direct sales in the Colorado Front Range market, as they increase the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of one or both of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. The Company cannot currently predict what the ultimate effect on the price of the Company's D-J Basin gas will be as a result of the construction of these pipelines. However, given the narrowing of the spread between CIG and Mid-Continent indices, the Company does not anticipate any material adverse changes to D-J Basin gas prices as a result of the new pipelines.

In recent months, gas prices nationwide have been relatively low due to large inventories and modest demand. The Company believes this weakness in gas prices is a normal seasonal variation and does not necessarily indicate significant long-term change in overall average gas pricing. However, the Company is unable to predict the future trends in gas prices.

RESULTS OF OPERATIONS During the third quarter of 1998, the Company increased its drilling and development activities to exploit the larger number of development opportunities in the D-J Basin as a result of the Amoco Acquisition. The Company also continued its exploitation and exploration activities in the Gulf Coast region. At September 30, 1998, after giving effect to the Mid-Continent Sale, the Company owned interests in approximately 4,400 producing wells (of which it operated more than 2,880) compared to more than 3,410 wells (of which it operated more than 2,580) at September 30, 1997. The Company's results of operations have been significantly affected by the Amoco Acquisition, by its drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by the Company's exploration, exploitation and development activities. The Mid-Continent Sale, which closed on September 1, 1998, reduced the Company's well inventory by over 1,000 producing (approximately 450 operated) wells.

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OIL AND GAS REVENUES For the comparative three month periods, oil production increased from 619 MBbl to 653 MBbl and gas production increased from 10,276 MMcf to 14,378 MMcf, or 6% and 40%, respectively. Average realized oil prices decreased by 32% from $19.14 to $13.07 per Bbl and average realized gas prices decreased by 12% from $1.93 to $1.69 per Mcf. The production increases were primarily the result of additional production from the properties acquired in the Amoco Acquisition and the success of the Company's ongoing exploitation and development activities. The net effect of these changes resulted in an increase in oil and gas revenues from $31.7 million to $32.9 million, or 4%. For the three months ended September 30, 1998 the Company also recognized $2.1 million in other gas revenues from the sale of tax credits compared to $1.0 million for the comparative 1997 period.

For the comparative nine month periods, oil production increased from 1,785 MBbl to 2,043 MBbl and gas production increased from 30,307 MMcf to 43,966 MMcf, or 14% and 45%, respectively. Average realized oil prices decreased by 25% from $19.94 to $14.92 per Bbl and average realized gas prices decreased by 4% from $2.05 to $1.96 per Mcf. The production increases were primarily the result of additional production from the properties acquired in the Amoco Acquisition and the success of the Company's ongoing exploitation and development activities. The net effect of these changes resulted in an increase in oil and gas revenues from $97.8 million to $116.6 million, or 19%. For the nine months ended September 30, 1998 the Company also recognized $6.2 million in other gas revenues from the sale of tax credits compared to $3.2 million for the comparative 1997 period.

Through its wholly owned subsidiary HSES, the Company markets its own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. Trading and transportation net margins were $1.3 million for the three months ended September 30, 1998 compared to $70,633 for the comparative prior year period and $2.4 million for the nine months ended September 30, 1998 compared to $1.0 million for the comparative prior year period.

PRODUCTION EXPENSES Lease operating expense ("LOE") increased by $1.9 million, or 32%, for the three-month comparative periods and by $4.8 million, or 26% for the nine-month comparative periods due to a net increase in the number of producing wells. On a per Boe basis, LOE increased from $2.53 to $2.56 for the three-month comparative periods due to an increase in workover costs in the current quarter. LOE decreased for the nine-month comparative periods from $2.67 to $2.47 due to increased efficiencies in combining the assets acquired in the Amoco Acquisition with the Company's previously existing asset base. Production taxes remained flat for the three-month comparative periods and increased by $0.9 million, or 14%, for the nine-month comparative periods, due to increased production which was offset by decreased prices.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased $4.1 million, or 31% for the three-month comparative periods and by $15.3 million, or 40%, for the nine-month comparative periods, due to an increase in production and an increase in the DD&A rate in the third quarter. The Company decreased its DD&A rate in the second quarter of 1998 to reflect (i) an increase in reserves in the D-J Basin as a result of the new field-wide spacing rule approved by the Colorado Oil and Gas Conservation Commission on April 29, 1998 and (ii) the full cost ceiling test write down of $59 million (discussed below). In the third quarter of 1998 the Company increased its DD&A rate as a result of the Mid-Continent Sale. For the nine months ended September 30, 1998, the Company had a weighted average depletion rate of $5.58 per Boe compared to $5.41 per Boe for the nine months ended September 30, 1997. The Company annually adjusts its DD&A rate based on year end engineering and, if material changes in its reserves warrant, on an interim basis.

IMPAIRMENT OF OIL AND GAS PROPERTIES The Company employs the full cost method of accounting which requires a write down of its full cost pool if net capitalized costs of oil and gas properties, less related deferred income taxes, exceed the present value of future net revenues (using current pricing and discounted at 10%) plus the estimated fair market value of unproved properties. In the second quarter of 1998 the Company recorded a non-cash ceiling test write down of $59 million pretax ($36.5 million after tax). Should oil and gas prices decline further, the Company could be required to record additional write downs.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense ("G&A") reflects costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE or are capitalized). G&A expenses increased by $0.2 million, or 8% for the three-month comparative periods and by $0.8 million, or 17%, for the nine-month comparative periods. On a per Boe basis, G&A expenses decreased from $0.79 to $0.65 for the three-month comparative periods and from $0.71 to $0.61 for the nine-month comparative periods. The decrease for the nine-month comparative periods is due to efficiencies gained from consolidating the Amoco properties and the timing of hiring additional personnel to service these properties. The Company anticipates an increase in G&A expenses during 1998; however, G&A per BOE rates should remain constant or be slightly lower than in 1997.

INTEREST EXPENSE Interest expense increased $2.5 million, or 33% for the three-month comparative periods and by $7.9 million, or 35%, for the nine-month comparative periods. The increase is due to the overall increase in long-term debt attributable to amounts borrowed in December 1997 to fund the Amoco Acquisition.

PROVISION FOR INCOME TAXES The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 38.1% in 1998 and 1997. Due to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of the Company's 1997 tax provision is deferred. Due to the Mid-Continent Sale, the Company recorded a current tax provision of approximately $8.3 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

At September 30, 1998, the Company's overall debt level was significantly higher than as of September 30, 1997 as a result of borrowings used to fund the Amoco Acquisition. Although the Company's debt level was reduced following the closing of the Mid-Continent Sale, the Company intends to continue pursuing financial and other transactions to further improve its liquidity and financial flexibility. The Company believes, however, that its current level of debt and leverage is manageable under expected production and pricing levels, since its debt is supported by stable, long-lived reserves and by the Company's hedging programs, with short-term product prices partially hedged at favorable prices. Cash flow from producing activities is sufficient to enable the Company to service its debt for the forseeable future, absent any major and prolonged period of significant price declines. The Company has a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow per share. As part of an overall financing strategy, the Company is considering a wide range of future financing alternatives and is not committed to any particular course. In undertaking any future financing transactions, the Company will seek to achieve the optimal capital structure needed to support its long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

Because of its increased leverage, the Company currently plans to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of its expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short term product price volatility.

On December 15, 1997, as a result of the Amoco Acquisition, the Company's revolving senior bank credit facility with The Chase Manhattan Bank, as Agent (the "Chase Facility"), was amended to increase the maximum credit amount and the borrowing base to $450 million and to revise the interest rate payable thereunder to the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the underlying value of the Company's oil and gas properties as determined by the Banks as a result of their review of Company reserves and the Bank's view of future pricing. Following the Mid-Continent Sale, the Company's borrowing base was adjusted to $325 million. Under the terms of the Chase Facility, no principal payments are required until December 15, 2002, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. As of September 30, 1998, $293 million was outstanding under the Chase Facility.

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

The Company anticipates that its borrowing capacity under the Chase Facility, combined with its operating cash flow, and the TCW Facility will provide it with financial resources and flexibility to fund current and ongoing development activities, to service its debt and to meet other financial obligations. The nature of the Company's current development strategies and other activities provide the Company with considerable flexibility in terms of the timing and magnitude of its capital expenditures. If the Company experiences unforeseen changes in its working capital position or capital resources, management may revise the capital expenditure program accordingly or alternatively may supplement the capital position of the Company through, among other things, the issuance of additional equity, equity-linked or debt securities, the sale or monetization of properties or by entering into joint venture arrangements.

Capital Commitments

The Company continuously evaluates its inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, the Company adjusts the amount and allocation of its capital program based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the nine months ended September 30, 1998, the Company incurred total exploration, development and leasehold capital expenditures of $81.3 million, exclusive of capitalized interest and G & A. Capital expenditures for the period include $9 million on the Mid-Continent properties. The Company estimates that capital expenditures attributable to exploration, development and leasehold for 1998 will be approximately $90 to $100 million, assuming stable product prices for the balance of the year. These capital expenditures will be allocated in varying amounts primarily to activities in the Company's core geographic areas.

A major component of the Company's capital expenditure program relates to its development activities in the D-J Basin. The Company incurred approximately $53.6 million in capital expenditures in the nine months ended September 30, 1998 for drilling, recompleting and refracing the Company's D-J Basin properties, and anticipates allocating $60-$75 million in the D-J Basin for all of 1998.

Another component of the Company's capital expenditure program has been to develop exploitation and exploration prospects in the Mid-Continent and the onshore portion of the Gulf Coast. For the nine months ended September 30, 1998 the Company incurred total capital expenditures for seismic, leasehold, overhead costs and drilling of $9.0 million in the Mid-Continent and $17.6 million in the Gulf Coast, including approximately $13.5 million of expenditures under its SouthTech joint venture and $4.1 million on its other Gulf Coast projects. The Company anticipates allocating up to $20 million to the Gulf Coast projects for all of 1998.

Activities in the Company's Northern Rockies area are designed to utilize the Company's extensive acreage position as a vehicle for generating capital expenditures by third party operators on HSR's acreage. For the nine months ended September 30, 1998 approximately $7.5 million was spent or committed to by others to test plays and concepts on HSR's acreage, with HSR retaining significant positions for exploiting successful discoveries.

The Company has also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. The Company believes that it will meet its obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 1998, was $64.2 million, down from $65.8 million for the same period in 1997. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

The Company's general strategy is to hedge price and location risk with swap, collar, floor and ceiling arrangements. As a part of its risk management program, the Company generally enters into hedges for delivery into one of the two pipelines located near its producing regions, Panhandle Eastern Pipeline Company ("PEPL") or CIG, or at the New York Mercantile Exchange ("NYMEX") prices settled at the Henry Hub. With respect to the NYMEX-hedged volumes that exceed the Company's Gulf Coast volumes, the Company usually hedges basis to its producing regions. As of September 30, 1998, the Company holds hedge swap positions as follows:


                            Average Daily
                               Volume      Settlement     Price
       Time Period            (MMBtu)       Location   (per MMBtu)
--------------------------  -------------  ----------  -----------

October 1998                       80,000         CIG   $     1.78
November 1998 - March 1999         75,000        PEPL   $     2.43
October 1998                       15,503       NYMEX   $     1.97
April 1999 - October 1999          50,000         CIG   $     1.90


The Company has hedged its expected oil production as follows:

                            Monthly Hedged Settlement     Price
        Time Period            Volume       Location    (per Bbl)
   ---------------------    -------------  ----------  -----------
   October-December 1998          121,600       NYMEX   $    16.12
   January-December 1999           91,200       NYMEX   $    16.12



Additionally, with respect to the hedging of third party gas, the Company has hedged 5.08 Bcf from October 1, 1998 through June 1999 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

The Company routinely buys and sells options or forward contracts as part of its overall hedging strategy. Currently, the Company has no open contracts.

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

Company policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of September 30, 1998, all material open positions were balanced with an offsetting position. During the nine months ended September 30, 1998, gains of $0.6 million were recognized in connection with these activities and are included in "trading and transportation revenues."

Credit Risk

While notional amounts are used to express the volume of various derivative financial instruments, the amounts potentially subject to credit risk in the event of nonperformance by the third parties are substantially smaller. Counterparties to the swap, collar, floor and ceiling arrangements discussed above are generally investment grade institutions. Accordingly, the Company does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties to financial instruments related to hedging activities or trading activities.

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

YEAR 2000 ISSUES

    The Company has undertaken and is continuing its analysis and corrective measures to address the Year 2000 problem. The Year 2000 problem results from computer programs that were written utilizing two digits rather than four to define an applicable year. Such programs are unable to distinguish between years in different centuries, eg 1910 and 2010 appear to be the same year. Therefore the Company's computer equipment, software, and devices with embedded technology could encounter problems beginning on January 1, 2000. This could result in a system failure or miscalculations causing disruptions of field and/or office operations, as well as disruptions in the business operations of the Company's vendors and customers.

    In addressing the problem, the Company has considered both its information technology ("IT") systems and its non-IT systems. IT systems include computer hardware and software systems as well as telephone and other communications systems. Those items considered non-IT systems include fax machines, copiers, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which is also subject to the Year 2000 problem. However, correcting problems in non-IT systems poses the greatest challenge.

    Based upon its assessment and corrective efforts to date, the Company believes that most of its IT systems are currently Year 2000 compliant. Those systems that remain non-compliant generally require only upgrading or installation of software correction packages which have been identified and which are available. Few, if any, of the Company's IT systems will require replacement.

    Virtually all of the Company's non-IT systems are provided by third parties. Therefore, the Company has not yet been able to adequately assess its critical, non-IT systems, such as fax machines and copiers, and possibly field equipment concerning Year 2000 problems. The Company cannot by itself assess Year 2000 problems in these systems. In conjunction with its efforts described below to contact vendors and suppliers to ascertain their own state of readiness, the Company will contact the third-party providers or manufacturers of its non-IT systems to determine if any of these require remediation or replacement.

    The Company is in the process of identifying its most significant third-party vendors and service providers to determine their state of readiness regarding the Year 2000 problem as it relates to the Company. The Company's key third-party providers include gatherers and pipelines, oil and gas purchasers, the Company's banks, the New York Stock Exchange, Harris Trust & Savings Bank (the Company's transfer agent), the property managers of the Company's leased office space, equipment suppliers, major joint venture partners and many others. The Company will contact third-party providers either verbally or in writing and will review their public disclosures concerning the Year 2000 problem in an effort to determine whether the Company is vulnerable to the Year 2000 problems of these third parties. The Company expects to begin making these contacts in the fourth quarter of 1998 and to continue assessing risks associated with the Company's third-party providers throughout 1999.

    The Company expects to use its existing staff to address its Year 2000 efforts. The labor costs attributable to the Company's Year 2000 effort, are expected to be less than $100,000. The Company anticipates that its expenditures for remedial software and replacement of IT systems will be less than $50,000. The Company does not yet have an estimate of potential expenditures related to remediation or replacement of non-IT systems.

    The Company has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from the failure of the Company and/or significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Among the potential "worst case" impacts could be impairment of the Company's ability to deliver its production to, or receive payment from, third parties gathering and/or purchasing the Company's production, improper functioning of pumping, storage, separation or other field equipment impairment of the ability of third-party vendors to provide needed materials or services (such as drilling, workovers or fracture services) to the Company's planned or ongoing operations, thereby necessitating deferral or shut-in of exploration, development or production operations, and the inability of the Company to execute financial transactions with its banks or other third parties whose systems fail or misfunction and the inability to properly account for hedging and trading transactions due to the inability to properly track pricing indices. The Company currently has no reason to believe that any of these contingencies will occur or that its principal vendors, customers, and business partners will not be Year 2000 compliant. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been fully or clearly identified. The Company plans to complete such analysis and contingency planning by June 30, 1999. However, given the interdependence of the Company on third-party information and planning, the Company cannot be certain that such analysis and planning can be fully accomplished by that date.

     The Company presently does not expect to incur significant operational problems due to the Year 2000 issue. However, there can be no assurance that the Company will be able to identify and correct all problems or implement a satisfactory contingency plan. Therefore, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect its relationships with customers, vendors, and others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on the Company's systems or results of operations.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q Report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this 10-Q Report, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Notes to Consolidated Financial Statements" regarding reserves and their values, planned capital expenditures, increases in oil and gas production, trends or expectations concerning oil and gas prices or market characteristics, marketing, hedging and trading risks, and the Company's financial position, stability of cash flow, debt service capabilities, capital availability, business strategy and other plans and objectives for future operations, potential liabilities or the expected absence thereof, the potential materiality and amount of year 2000 compliance expenses or the remoteness of the possibility of material losses associated with the year 2000 problem generally, and the potential outcome of environmental matters, litigation or other proceedings, are forward-looking statements. All forward-looking statements included or incorporated by reference in this 10-Q Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Many factors may affect the Company's expectations and plans. Capital expenditure and financing plans may change in connection with the success of drilling activities, the general availability of capital, interest rates, and cash flow available from operations. Cash flow available from operations may change depending on costs of materials and services, regulatory burdens and commodity prices. Oil and gas prices are volatile, and there are several potentially significant adverse effects to the Company which can result if product prices decline materially. First, lower product prices will adversely affect the Company's cash flow and could cause the Company to (i) curtail its capital program, (ii) borrow additional amounts under its revolving credit agreement, or (iii) issue additional debt or equity securities. Second, lower product prices could cause the borrowing base under the Company's bank credit agreement to be reduced and certain covenant tests to be adversely affected. Third, under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations. Using September prices the Company would have a ceiling write down. However, the SEC guidelines allow for the recomputation of the ceiling if increased prices between the period end date and the filing date are significant and are more than sufficient to cover capitalized costs. November prices in the ceiling calculation result in a cushion and therefore the Company has not reported a charge against earnings for the period. If product prices remain low or decline further and cannot be offset by additional reserves, the Company could be required to write down its oil and gas properties in a future period.

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

                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS AND ENVIRONMENTAL ISSUES
         ------------------------------------------

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

Based on the Company's current knowledge and its expectation of proportionate reimbursement from other parties who utilized the facility, the Company does not believe that its share of the reclamation costs will have a material impact on its financial condition or results of operations. By agreement with other contributing parties, the Company is currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, the

Company's percentage share of overall costs may be reduced to as low as 40%. The Company has spent approximately $1.1 million on its behalf from inception through the end of the third quarter of 1998 on the project. The Company's share of total remaining costs associated with the project, at the 50% level of participation, are currently estimated to range from $250,000 to $500,000 over one to two years. The Company's estimated liability is reflected in the September 30, 1998, financial statements.

Recent data regarding site conditions indicate a more significant contamination problem in one portion of the site which is the apparent result of disposal of non-oil field wastes by third parties a number of years prior to the Company's involvement as an oil field waste disposal customer of this facility. To date, the EPA has assumed responsibility for assessing and remediating these wastes and is investigating the generators and potentially responsible parties associated with the wastes. The EPA has also indicated informally that it does not currently believe that the Company is responsible for these wastes. Additionally, the Company believes it would have a strong defense of non-liability for the divisible harm caused by these wastes of third parties. However, there can be no assurance that the EPA will not attempt to assess some responsibility for these non-oilfield wastes on the Company. Therefore, the Company cannot be assured it will have no liability for future response costs associated with these non-oilfield wastes.

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

10.8  Agreement for Purchase and Sale of Assets, dated as of February 24,
      1996, among the Company, Basin Exploration, Inc. ("Basin") and Orion Acquisition, Inc. ("Orion"). (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K, filed March 12, 1996.)

10.9 Agreement for Purchase and Sale of Assets [Wattenberg], dated as of February 24, 1996, among the Company, Orion and Basin. (Incorporated by reference to Exhibit A to the Company's Schedule 13D relating to Basin Exploration, Inc., filed on March 6, 1996.)

10.10 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference to Exhibit
      10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.11 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed March 11, 1996.)

10.12 Purchase and Sale Agreement dated March 25, 1996, between Orion, the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.)

10.13 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.14 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.15 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.16 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
      Exhibit 10.32 to the Company's

      Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.17 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.18 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
      Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.19 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C.
      and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.20 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
      Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.21 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated June 28, 1996. (Incorporated by reference to
      Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.22 Purchase and Sale Agreement between HSRTW, Inc. and WestTide Investments, LLC dated August 9, 1996. (Incorporated by reference to
      Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.23 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR
      V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.24 Purchase Agreement dated November 27, 1996, among the Company, Orion, HSRTW, Inc., Salomon Brothers Inc., Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.25 Registration Agreement dated November 27, 1996, among the Company,
      Orion, HSRTW, Inc. and Salomon Brothers Inc. in its individual capacity and as agent for Chase Securities Inc., Lehman Brothers Inc., and Prudential Securities Incorporated. (Incorporated by reference to Exhibit
      10.41 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.26 Purchase and Sale Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit
      10.1 to the Company's Current Report on Form 8-K, filed December 23,
      1997.)

10.27 Side Letter Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.28 Closing Side Agreement between the Company and Amoco Production Company dated December 15, 1997. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.28 Third Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997, among the Company and The Chase Manhattan Bank as agent for the Lenders signatory thereto. (Incorporated by reference to Exhibit
      10.4 to the Company's Current Report on  Form 8-K, filed December 23,
      1997.)

10.29 Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide Investments, LLC as Buyer. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.)

10.30 Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.31 Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.32 First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.33 HS Resources, Inc. Form of Key Employee Severance Agreement (March 27,
      1998). (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.34 Fourth Amendment to Amended and Restated Credit Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.

10.35 Stock Purchase and Sale Agreement between the Company and Universal Resources Corporation dated July 27, 1998. (Incorporated by reference to
      Exhibit 10.1 to the Company's Form 8-K, filed August 6, 1998.)

10.36 Amended and Restated 1997 Performance and Equity Incentive Plan. (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 20, 1998, filed April 24, 1998.)

10.37* Fifth Amendment to Amended and Restated Credit Agreement dated as of
       September 1, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the lenders.

10.38* Sixth Amendment and Supplement to Amended, Restated and Consolidated
       Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of July 22, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders.


27*    Financial Data Schedule


  * Filed herewith

_____________________________________

      b. Reports on Form 8-K.

           Report dated August 13, 1998, filing the August 13, 1998 press release in connection with the Company's second quarter earnings release. Item 5.
                  ------

           Report dated September 1, 1998, filing the September 1, 1998 press release in connection with the closing of the sale by the Company of its wholly owned subsidiary, HSRTW, Inc., to Universal Resources Corporation. Item 2.
                      ------

           Amendment to report dated September 1, 1998, filing the pro forma financial information for the sale by the Company of its wholly owned subsidiary, HSRTW, Inc., to Universal Resources Corporation.
         Item 7 (A).
         ----------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HS RESOURCES, INC.



Dated: November 13, 1998           By:  /s/JAMES E. DUFFY
                                      _______________________________
                                      James E. Duffy
                                      Vice President and Chief Financial Officer

                                   By: /s/ ANNETTE MONTOYA
                                      _______________________________
                                      Annette Montoya
                                      Vice President and Principal Accounting
                                      Officer

                               Index to Exhibits


                                                            Sequentially
Exhibit                                                     Numbered
Number         Description                                  Page
------         -----------                                  ------------

10.37* Fifth Amendment to Amended and Restated Credit Agreement dated as of September 1, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

10.38* Sixth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of July 22, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

27*     Financial Data Schedule