Form 10-Q
period 1999-03-31
HS RESOURCES INC
filed 1999-05-14
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number       0-18886
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

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on April 30, 1999: 18,634,359 after deducting 727,461 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Consolidated Financial Statements:

         Consolidated Balance Sheets - March 31, 1999 (Unaudited) and
         December 31, 1998...............................................................3

         Unaudited Consolidated Statements of Operations - For the Three Months
         Ended March 31, 1999 and 1998...................................................5

         Consolidated Statements of Stockholders' Equity - For the Years Ended
         December 31, 1998 and 1997 and the Three Months Ended
         March 31, 1999 (Unaudited)......................................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Three Months Ended March 31, 1999 and 1998..............................7

         Notes to Unaudited Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................13

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings & Environmental Issues.......................................30

Item 2.  Changes in Securities..........................................................31

Item 3.  Defaults Upon Senior Securities................................................31

Item 4.  Submission of Matters to a Vote of Security Holders............................31

Item 5.  Other Information..............................................................31

Item 6.  Exhibits and Reports on Form 8-K...............................................32

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HS Resources, Inc.
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                                                    March 31,
                                                                                      1999            December 31,
                                                                                   (Unaudited)            1998
                                                                                  -------------      -------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $   6,249,925      $   9,658,697
     Margin deposits                                                                    269,584            621,765
     Accounts receivable
         Oil and gas sales                                                           18,962,037         20,528,042
         Trading and transportation                                                  10,892,972         14,011,992
         Trade                                                                        6,117,562          4,079,887
         Other                                                                        9,398,734          8,276,930
     Lease and well equipment inventory, at cost                                        655,279            709,985
     Prepaid expenses and other                                                       2,526,864          2,378,092
                                                                                  -------------      -------------
         Total current assets                                                        55,072,957         60,265,390
                                                                                  -------------      -------------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
     Undeveloped acreage                                                            107,141,552        108,029,622
     Costs subject to depreciation, depletion and amortization                      836,676,440        816,633,609
     Less accumulated depreciation, depletion and amortization                     (189,409,250)      (175,729,105)
                                                                                  -------------      -------------
         Net oil and gas properties                                                 754,408,742        748,934,126
                                                                                  -------------      -------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
     at cost, net of accumulated depreciation of $1,690,699
     and $1,616,576 at March 31, 1999 and December 31, 1998, respectively             4,288,677          4,274,544
                                                                                  -------------      -------------
OTHER ASSETS
     Deferred charges and other, net                                                 10,543,048         11,001,725
     Office and transportation equipment and other property,
         net of accumulated depreciation of $5,973,375
         and $5,883,372 at March 31, 1999 and December 31, 1998, respectively         2,789,568          3,017,825
     Notes receivable from officers for exercise of stock options
         and issuance of common stock  (Note 6)                                       3,052,208          2,245,813
     Goodwill, net of accumulated amortization of $990,000
         and $900,000 at March 31, 1999 and December 31, 1998, respectively           2,610,000          2,700,000
                                                                                  -------------      -------------

         Total other assets                                                          18,994,824         18,965,363
                                                                                  -------------      -------------
TOTAL ASSETS                                                                      $ 832,765,200      $ 832,439,423
                                                                                  =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                                                    March 31,
                                                                                      1999           December 31,
                                                                                   (Unaudited)           1998
                                                                                  -------------      -------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable
         Trade                                                                    $  20,735,609      $  21,378,518
         Revenue                                                                     20,681,168         20,915,255
         Gas purchases                                                                4,905,301          7,237,935
     Accrued expenses
         Ad valorem and production taxes                                             12,035,024         12,027,297
         Interest                                                                    13,785,708          6,665,508
         Other                                                                        5,035,268          7,381,932
     Income taxes payable                                                             2,419,347          2,792,929
     Oil and gas production note payable                                                734,696            734,696
     Current portion of long-term debt                                                   30,000             30,000
                                                                                  -------------      -------------
         Total current liabilities                                                   80,362,121         79,164,070
                                                                                  -------------      -------------
Accrued Ad Valorem Taxes                                                             15,045,316         12,450,721
                                                                                  -------------      -------------
Deferred Revenue                                                                      6,384,363          8,908,363
                                                                                  -------------      -------------
Long-Term Bank Debt, Net of Current Portion                                         227,000,000        230,000,000
                                                                                  -------------      -------------
9 7/8% Senior Subordinated Notes,
     due 2003, net of unamortized discount of  $273,000 and
     $287,625 at March 31, 1999 and December 31, 1998,  respectively                 74,727,000         74,712,375
                                                                                  -------------      -------------
9 1/4% Series A Senior Subordinated Notes,
     due 2006, net of unamortized discount of $592,462 and
     $611,887 at March 31, 1999 and December 31, 1998, respectively                 149,407,538        149,388,113
                                                                                  -------------      -------------
9 1/4% Series B Senior Subordinated Notes,
     due 2006, net of unamortized discount of $4,050,781 and $4,183,594
     at March 31, 1999 and December 31, 1998, respectively                           80,949,219         80,816,406
                                                                                  -------------      -------------
Deferred Income Taxes                                                                44,203,290         44,137,897
                                                                                  -------------      -------------
Commitments and Contingencies
                                                                                  -------------      -------------
Stockholders' Equity
     Preferred stock                                                                       --                 --
     Common stock, $.001 par value, 50,000,000 shares authorized;
         19,361,820 and 19,126,820 shares issued and outstanding
         at March 31, 1999 and December 31, 1998, respectively                           19,362             19,127
     Additional paid-in capital                                                     189,565,596        188,195,831
     Retained deficit                                                               (25,882,006)       (25,988,247)
     Deferred compensation                                                           (1,400,622)        (1,749,256)
     Treasury stock, at cost, 801,200 shares at March 31, 1999
         and December 31, 1998                                                       (7,615,977)        (7,615,977)
                                                                                  -------------      -------------
         Total stockholders' equity                                                 154,686,353        152,861,478
                                                                                  -------------      -------------
Total Liabilities and Stockholders' Equity                                        $ 832,765,200      $ 832,439,423
                                                                                  =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                            March 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
REVENUES
      Oil and gas sales                                                           $ 36,088,004     $ 45,371,410
      Trading and transportation                                                     9,299,881       16,324,016
      Other gas revenues                                                             2,524,000        1,869,223
      Interest income and other                                                        156,421          203,696
                                                                                  ------------     ------------
         Total revenues                                                             48,068,306       63,768,345
                                                                                  ------------     ------------
EXPENSES
      Production taxes                                                               2,147,861        2,997,951
      Lease operating                                                                6,690,817        7,145,546
      Cost of trading and transportation                                             8,981,748       15,796,845
      Depreciation, depletion and amortization                                      14,198,306       15,482,176
      Exploratory and abandonment                                                    2,017,746          516,171
      Geological and geophysical                                                     2,021,879        2,617,596
      General and administrative                                                     1,408,637        1,838,328
      Interest                                                                      10,429,678       10,780,951
                                                                                  ------------     ------------
         Total expenses                                                             47,896,672       57,175,564
                                                                                  ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                               171,634        6,592,781
PROVISION FOR INCOME TAXES                                                              65,393        2,511,850
                                                                                  ------------     ------------
NET INCOME                                                                        $    106,241     $  4,080,931
                                                                                  ============     ============
BASIC EARNINGS PER SHARE                                                          $       0.01     $       0.22
                                                                                  ============     ============
DILUTED EARNINGS PER SHARE                                                        $       0.01     $       0.22
                                                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                                                   18,419,000       18,472,000
                                                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING ASSUMING DILUTION                                                 18,419,000       18,709,000
                                                                                  ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 1998 and 1997
                    and the three months ended March 31, 1999


                                            Common Stock      Additional     Retained                         Treasury Stock
                                         -------------------    Paid-In      Earnings       Deferred      ----------------------
                                           Shares    Amount     Capital      (Deficit)    Compensation     Shares      Amount
                                         ----------  -------  ------------  ------------  -------------   --------   -----------
BALANCE, DECEMBER 31, 1996               17,127,861  $17,128  $163,114,868  $  8,133,368  $    (171,300)  (121,952)  $(1,670,534)
     Purchase of treasury stock                --       --            --            --             --     (101,247)   (1,398,669)
     Transfer of treasury stock
         to 401(k) Plan                        --       --         (68,011)         --             --       35,894       485,287
     Issuance of common stock for
         Amoco Acquisition                1,200,000    1,200    19,998,800          --             --         --            --
     Exercise of options by issuance
         of treasury stock, including
         income tax benefit                    --       --         (34,355)         --             --       26,947       367,375
     Issuance of restricted stock             2,500        3        44,997          --          (45,000)      --            --
     Amortization of deferred
         compensation                          --       --            --            --           72,000       --            --
     Issuance of common stock                12,203       12       135,393          --             --         --            --
     Exercise of warrants and options       311,981      312          (312)         --             --         --            --
     Net loss                                  --       --            --     (15,505,158)          --         --            --
                                         ----------  -------  ------------  ------------  -------------   --------   -----------
BALANCE, DECEMBER 31, 1997               18,654,545   18,655   183,191,380    (7,371,790)      (144,300)  (160,358)   (2,216,541)
     Purchase of treasury stock                --       --            --            --             --     (721,937)   (6,524,268)
     Transfer of treasury stock
         to 401(k) Plan                        --       --           7,419          --             --       39,046       541,568
     Exercise of options by issuance
         of treasury stock, including
         income tax benefit                    --       --        (115,247)         --             --       42,049       583,264
     Issuance of restricted stock            32,126       33       427,685          --         (427,718)      --            --
     Amortization of deferred
         compensation                          --       --            --            --          306,547       --            --
     Issuance of performance shares         106,234      106     1,533,913          --       (1,534,019)      --            --
     Exercise of stock options, including
         income tax benefit                 337,021      336     3,200,912          --             --         --            --
     Restricted stock forfeited              (3,106)      (3)      (50,231)         --           50,234       --            --
     Net loss                                  --       --            --     (18,616,457)          --         --            --
                                         ----------  -------  ------------  ------------  -------------   --------   -----------
BALANCE, DECEMBER 31, 1998               19,126,820   19,127   188,195,831   (25,988,247)    (1,749,256)  (801,200)   (7,615,977)
     Issuance of common stock               235,000      235     1,369,765          --             --         --            --
     Amortization of deferred
         compensation                          --       --            --            --          348,634       --            --
     Net income                                --       --            --         106,241           --         --            --
                                         ----------  -------  ------------  ------------  -------------   --------   -----------
BALANCE, MARCH 31, 1999 (UNAUDITED)      19,361,820  $19,362  $189,565,596  $(25,882,006) $  (1,400,622)  (801,200)  $(7,615,977)
                                         ==========  =======  ============  ============  =============   ========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                            March 31,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $    106,241      $  4,080,931
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                                  14,198,306        15,482,176
          Surrendered and expired acreage                                              734,573              --
          Amortization of deferred charges, debt issue costs
             and deferred compensation                                               1,171,058           569,778
          Transfer of treasury stock to 401(k) Plan                                       --             548,987
          Deferred income tax provision                                                 65,393         2,376,201
          Decrease (increase) in accounts and notes receivable                       1,525,546        (5,378,005)
          Increase in accounts payable and accrued expenses                          5,730,026         7,870,831
          Decrease in deferred revenue, net                                         (2,524,000)         (782,503)
          Other                                                                         14,211          (713,116)
                                                                                  ------------      ------------
     Net cash provided by operating activities                                      21,021,354        24,055,280
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                                  (19,890,396)      (27,889,436)
     Purchase of unproved and proved properties                                           --          (3,075,316)
     Gas gathering and transportation facilities additions                             (88,256)          (16,697)
     Other property additions                                                         (124,719)         (178,309)
     Increase (decrease) in property related payables                               (1,937,380)        5,048,938
                                                                                  ------------      ------------
     Net cash used in investing activities                                         (22,040,751)      (26,110,820)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                                                   --           6,000,000
     Repayments of debt                                                             (3,000,000)       (5,000,000)
     Issuance of common stock                                                          610,625              --
     Exercise of options                                                                  --             627,023
     Purchase of treasury stock                                                           --          (1,600,785)
     Minority interest, net                                                               --             293,909
                                                                                  ------------      ------------
     Net cash (used in) provided by financing activities                            (2,389,375)          320,147
                                                                                  ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,408,772)       (1,735,393)
     Cash and cash equivalents, beginning of year                                    9,658,697         6,907,708
                                                                                  ------------      ------------
     Cash and cash equivalents, end of year                                       $  6,249,925      $  5,172,315
                                                                                  ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                                   $  2,411,881      $  5,915,129
     Cash paid for income taxes, net of reimbursements                            $    373,583      $    583,819
                                                                                  ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  General

         HS Resources, Inc. (the "Company" or "HSR") a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company's properties are primarily located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast and to a lesser extent the Northern Rocky Mountains. The Company, through its wholly owned subsidiary, HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at March 31, 1999, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

Note 2.  Summary of Significant Accounting Policies

FINANCIAL INSTRUMENTS The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are deferred and recognized as "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas) in the period the underlying physical transactions occur. Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions. In the event energy related financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy related financial instruments at the time of the termination remain deferred until the period of physical delivery unless both the energy related financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement provides computation, presentation and disclosure requirements for earnings per share ("EPS"). The new standard was adopted by the Company for the fiscal year ended 1997 and all prior periods have been retroactively adjusted. There was no dilutive impact to weighted average shares for the quarter ended March 31, 1999. In the quarter ended March 31, 1998, the dilutive impact was 237,000 shares.

Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the three months ended March 31, 1999 and 1998. The condensed pro forma operating results assume the divestiture of the Company's Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources, Corp., occurred on January 1, 1998. The condensed pro forma results are not necessarily indicative of the results of operations had the divestiture been consummated on January 1, 1998, and may not necessarily be indicative of future performance. The March 31, 1999 amounts reflect the actual activity for the three months then ended. Amounts in thousands, except per share amounts.

                                        Three Months Ended March 31,
                                        ----------------------------
                                                (Unaudited)
                                            1999            1998
                                        ------------     -----------
Revenues                                $     48,068     $    56,945

Net income                              $        106     $     4,854

Basic earnings per share                $       0.01     $      0.26

Diluted earnings per share              $       0.01     $      0.26

Weighted average number of common
  shares outstanding                          18,419          18,472

Weighted average number of common
  shares outstanding assuming dilution        18,419          18,709

Note 4.  Issuance of Performance Shares

In May 1998, the Company's stockholders approved the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares can vest over nine years with vesting to occur no earlier than one-fourth of the shares in each of the first four years. In 1998, the Company issued 106,234 performance shares. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals. In April 1999, the earnings measure for determining return on equity as originally stated in the 1997 Plan was changed to allow that value measure to operate as originally intended following the Company's change to successful efforts accounting. Following that change, the Board of Directors determined that the 1998 value measures applicable to the performance shares issued in 1998 were fully met. As a result, one fourth of these performance shares have now vested. Additional amortization expense of approximately $200,000 was recorded in the first quarter of 1999 related to the vesting of these shares.

Note 5.  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company's initial application of EITF Issue 98-10 was immaterial to the financial statements.

Note 6.  Related Party Transactions

In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1945. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of March 31, 1999, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes maturing in two years from the date of issuance. The notes bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is prime plus 0.25% per annum. The prime rate as of March 31, 1999 was 7.75%

Note 7.  Total Return Equity Swap

On February 25, 1999, the Company entered into a total return equity swap with a financial institution, whereby the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor. Under the terms of the swap agreement, the Company has the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. If the Company decides not to purchase the shares, at the earlier of July 1, 2000 or the termination of the swap, the Company will receive any increase in the market value of the shares (as defined) above the $6.0625 purchase price, or will pay for any loss; however, the Company may cover any losses by issuing common stock to the financial institution if it chooses to do so. The Company will also pay certain commissions and finance costs.

Note 8.  Business Segment Information (in thousands)

The Company is an independent energy company engaged in the following activities:

         o acquisition, development, exploitation, exploration and production of oil and gas

         o   marketing of oil and gas


                                                                             March 31,
                                                             ---------------------------------------
                                                                   1999                     1998
                                                             --------------           --------------
OPERATING REVENUES:
     Oil and gas sales D-J Basin                             $       36,557           $       39,451
     Oil and gas sales Gulf Coast                                     2,018                      597
     Oil and gas sales Mid-Continent and other                           37                    7,193
     Trading and transportation                                      30,119                   38,722
     Intersegment eliminations                                      (20,819)                 (22,398)
                                                             --------------           --------------
                                                             $       47,912           $       63,565
                                                             ==============           ==============
OPERATING INCOME:
     D-J Basin                                               $       14,514           $       19,246
     Gulf Coast                                                      (2,072)                  (2,112)
     Mid-Continent and other                                           (463)                   1,860
     Trading and transportation                                         963                    1,171
     Intersegment eliminations                                         (750)                    (747)
                                                             --------------           --------------
OPERATING INCOME                                                     12,192                   19,418
     Other income and expense                                       (12,020)                 (12,825)
                                                             --------------           --------------
INCOME BEFORE INCOME TAXES                                   $          172           $        6,593
                                                             ==============           ==============
IDENTIFIABLE ASSETS (AT MARCH 31):
     Oil and gas properties D-J Basin                        $      918,815           $      849,547
     Oil and gas properties Gulf Coast                               26,185                   16,778
     Oil and gas properties Mid-Continent and other                   4,798                  197,720
     Trading and transportation                                       3,805                    3,735
     Corporate                                                        8,557                    9,730
                                                             --------------           --------------
                                                             $      962,160           $    1,077,510
                                                             ==============           ==============

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
     Oil and gas properties D-J Basin                        $       13,258           $       11,802
     Oil and gas properties Gulf Coast                                  497                      144
     Oil and gas properties Mid-Continent and other                  --                        3,024
     Trading and transportation                                         105                      102
     Corporate                                                          338                      410
                                                             --------------           --------------
                                                             $       14,198           $       15,482
                                                             ==============           ==============

CAPITAL EXPENDITURES AND ACQUISITIONS:
     Oil and gas properties D-J Basin                        $       14,293           $       22,066
     Oil and gas properties Gulf Coast                                5,121                    1,626
     Oil and gas properties Mid-Continent and other                     564                    7,289
     Trading and transportation                                          19                   --
     Corporate                                                          106                      178
                                                             --------------           --------------
                                                             $       20,103           $       31,159
                                                             ==============           ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL We have pursued a strategy centered around consolidation in the Denver-Julesburg ("D-J") Basin, coupled with continued exploitation and exploration in our core areas. We use a technology-oriented approach to exploitation and exploration designed to reduce risk and maximize efficiencies. Our success in consolidating in the D-J Basin culminated in the December 1997 acquisition of all of Amoco Production Company's D-J Basin properties. This transaction has also helped reshape our strategic direction, including in particular, the September 1998 sale of our wholly-owned subsidiary, HSRTW, Inc., to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million. HSRTW, Inc. held the majority of our Mid-Continent assets.

The Amoco acquisition and related consolidation in the D-J Basin, coupled with our exploration successes in the Gulf Coast, have materially increased the number of low-risk, high-return projects available to us. However, the Amoco acquisition required us to borrow funds, which significantly increased our leverage ratios. As a result, we sold the majority of our Mid-Continent asset base and utilized the proceeds to pay down debt under our senior credit facility. See "Liquidity and Capital Resources -- Financing Sources."

Following the Mid-Continent sale, we now operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. We will continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We will also continue our strategically important and profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

OIL AND GAS PRICES Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In 1998 and early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant changes to the operating and financial margins of oil and gas producers. The downturn in oil prices was attributable to a global oversupply of crude oil resulting from the economic difficulties in Asia, Russia and elsewhere, high levels of production by certain OPEC and non-OPEC producers and warm weather in the United States. Gas prices were also low primarily due to above-normal winter temperatures in both 1997 and 1998, resulting in excess supplies of gas in winter storage. Additionally, low oil prices also have had a depressing effect on the price of liquids recovered from natural gas. Thus, the early 1999 low oil price environment further diminished the overall price received for our gas production. As a result of these factors, the HSR weighted average price realized per barrel of oil, excluding hedging benefits, for the three months ended March 31, 1999 was $11.43 compared to $14.77 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging benefits, were $1.68 for the three months ended March 31, 1999, compared to $2.16 in the comparable period in 1998. Both oil and gas prices have increased significantly since the end of the first quarter.

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

PSCO and CIG, through a jointly owned affiliate, recently began operating a newly expanded 270 MMcfd capacity line between the Colorado Front Range market area and Wyoming. This line operates independently and not as part of PSCO's local distribution system. Additionally, a subsidiary of KN Energy, Inc. ("KN") has been granted authority to build a 250 MMcfd capacity pipeline. Construction has not commenced on the KN line, and it is uncertain whether this line will be built in the near future. The PSCO line will eliminate some portion of the advantage HSR currently has over Wyoming producers for direct sales in the Colorado Front Range market, as it increases the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of one or both of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. To date, the increased export capacity from the D-J Basin on the PSCO line, combined with increased demand from and transportation to West Coast markets out of Wyoming, have strengthened the overall market for D-J Basin gas compared to several years ago. Given the narrowing of the spread between CIG and Mid-Continent indices, we do not anticipate any material adverse changes to D-J Basin gas prices as a result of the new pipelines.

In recent months, gas prices both in the D-J Basin and nationwide have generally recovered from the lows experienced last winter. However, we cannot predict the future trends in gas prices. The uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in our profitability.

RESULTS OF OPERATIONS During 1999 we continued our drilling and development activities to exploit the larger number of development opportunities in the D-J Basin resulting from the Amoco acquisition. We also continued our exploitation and exploration activities in the Gulf Coast region. At March 31, 1999 we owned interests in more than 4,300 producing wells (of which we operated more than 2,870) compared to more than 5,400 wells (of which we operated more than 3,300) at March 31, 1998. The Mid-Continent sale, which closed on September 1, 1998, reduced our well inventory by more than 1,000 producing wells. Our results of operations have been significantly affected by the Amoco acquisition, by our drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by our exploration, exploitation and development activities.

Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND  1998

D-J BASIN
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                 March 31,
                                           ---------------------
                                             1999         1998
                                           --------     --------
Production:
    Oil (Bbl)                                   557          603
    Gas (Mcf)                                13,105       11,030
    Mcfe                                     16,446       14,649
    Boe                                       2,741        2,441

Prices:
    Average realized oil price ($/Bbl)     $  12.91     $  17.23
    Average realized gas price ($/Mcf)     $   2.05     $   2.47

Operating Revenues:
    Oil and gas sales                      $ 34,033     $ 37,603
    Other gas revenues                        2,524        1,848
                                           --------     --------
                                             36,557       39,451
                                           --------     --------

Operating Costs and Expenses:
    Production taxes                          2,023        2,455
    Lease operating                           6,569        5,590
    Depreciation, depletion
      and amortization                       13,258       11,802
    Exploratory and abandonment                  93           55
    Geological and geophysical                  100          303
                                           --------     --------
                                             22,043       20,205
                                           --------     --------
Operating Income                           $ 14,514     $ 19,246
                                           ========     ========


GENERAL We have been active in the D-J Basin for more than 17 years. Over the past three years we have further consolidated our position as a result of the acquisition in June 1996 of all of the D-J Basin properties of Basin Exploration, Inc. and the December 1997 Amoco acquisition. During 1998 a substantial exploitation program was undertaken consisting of more than 450 separate activities. During the three months ended March 31, 1999 we continued the exploitation program by completing approximately 115 additional activities.

OIL AND GAS REVENUES D-J Basin production increased per Mcfe for the quarter ended March 31, 1999 compared to March 31, 1998. The production increase was primarily the result of the success of our ongoing exploitation and development activities. As a result of the increased production, other gas revenues related to the sale of tax credits have also increased during the same period.

PRODUCTION EXPENSES Lease operating expense ("LOE") increased both on an absolute and an Mcfe basis for the quarter ended March 31, 1999 compared to the comparable prior year period. LOE per Mcfe was $0.40, compared to $0.38 ($2.40 and $2.29 per Boe) for the quarter ended March 31, 1999 and 1998, respectively. The increase was due to the hiring of additional personnel throughout the first quarter of 1998 to manage the Amoco properties as well as additional workover costs incurred in 1999. Production taxes decreased in 1999 due to decreased prices and were partially offset by increased production.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased from 1998 to 1999 due to an increase in production. The weighted average depletion rate for the D-J Basin was $0.80 per Mcfe, ($4.81 per Boe) for the periods ended March 31, 1999 and 1998. We adjusted our DD&A rate for all of 1998 as part of the conversion to the successful efforts method of accounting. We will adjust our DD&A rate in the fourth quarter of 1999 based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

EXPLORATORY AND ABANDONMENT COSTS Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and certain salaries and related overhead ("overhead") costs directly related to exploratory activities. In 1999, we incurred $57,000 for P&A costs, $18,000 for delay rentals and expired acreage and $18,000 for overhead costs directly attributable to exploratory activity. In 1998, we incurred $15,000 for exploratory dry hole costs, $12,000 for delay rentals and $28,000 for overhead costs.

GEOLOGICAL AND GEOPHYSICAL COSTS Geological and geophysical ("G&G") costs include costs for seismic activity as well as certain overhead costs directly attributable to G&G activity. Of the total G&G costs, we incurred $29,000 and $168,000 in seismic costs for the periods ended March 31, 1999 and 1998, respectively. The remaining G&G costs of $71,000 and $135,000 relate to overhead costs directly attributable to G&G activity.

GULF COAST
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                 March 31,
                                           ---------------------
                                             1999         1998
                                           --------     --------
Production:
   Oil (Bbl)                                     37            3
   Gas (Mcf)                                    812          262
   Mcfe                                       1,036          283
   Boe                                          173           47

Prices:
   Average realized oil price ($/Bbl)      $  10.93     $  11.06
   Average realized gas price ($/Mcf)      $   1.98     $   2.13


Operating Revenues:
   Oil and gas sales                       $  2,018     $    597
   Other gas revenues                          --           --
                                           --------     --------
                                              2,018          597
                                           --------     --------

Operating Costs and Expenses:
   Production taxes                             113           42
   Lease operating                               69           18
   Depreciation, depletion
     and amortization                           497          144
   Exploratory and abandonment                1,787          518
   Geological and geophysical                 1,624        1,987
                                           --------     --------
                                              4,090        2,709
                                           --------     --------
Operating Loss                             $ (2,072)    $ (2,112)
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

OIL AND GAS REVENUES Oil and gas revenues increased from the period March 31, 1998 compared to March 31, 1999. The increase in production was partially offset by a decrease in prices. We drilled 6 gross (2.5 net) wells in the first quarter of 1999. The impact of the wells drilled late in 1998 and in the first quarter of 1999 will not be reflected until later in the year because as of March 31, 1999, seven wells were waiting on pipeline hookup.

EXPLORATORY AND ABANDONMENT COSTS The largest components of exploratory and abandonment costs in the quarter ended March 31, 1999 included the following:
$0.7 million for expired acreage in both our SouthTech and other Gulf Coast project areas, $0.4 million in delay rentals, $0.4 million for two exploratory dry holes and $0.3 million for certain overhead costs directly related to exploratory activities. In the quarter ended March 31, 1998, we incurred $0.2 million for delay rentals and $0.3 million for overhead costs.

GEOLOGICAL AND GEOPHYSICAL COSTS Of total G&G costs, we incurred $1.3 million and $1.6 million in 1999 and 1998, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $0.3 million and $0.4 million relates to certain overhead costs directly attributable to G&G activity.

MID-CONTINENT AND OTHER
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                         March 31,
                                                  ----------------------
                                                    1999          1998
                                                  --------      --------
Production:
        Oil (Bbl)                                     --              84
        Gas (Mcf)                                       49         2,933
        Mcfe                                            50         3,439
        Boe                                              8           573

Prices:
        Average realized oil price ($/Bbl)        $   --        $  15.30
        Average realized gas price ($/Mcf)        $   --        $   2.01


Operating Revenues:
        Oil and gas sales                         $     37      $  7,172
        Other gas revenues                            --              21
                                                  --------      --------
                                                        37         7,193
                                                  --------      --------

Operating Costs and Expenses:
        Production taxes                                12           501
        Lease operating                                 53         1,538
        Depreciation, depletion
          and amortization                            --           3,024
        Exploratory and abandonment                    138           (57)
        Geological and geophysical                     297           327
                                                  --------      --------
                                                       500         5,333
                                                  --------      --------
Operating (Loss) Income                           $   (463)     $  1,860
                                                  ========      ========

GENERAL Information for this segment includes activity for both the Mid-Continent and Northern Rockies areas. Activity in the Mid-Continent began on June 17, 1996 as a result of the merger with Tide West Oil Company. Effective September 1, 1998, we sold the majority of our Mid-Continent assets and used the proceeds from the sale to pay down a portion of debt under our senior credit facility. Our current strategy in the Mid-Continent is to pursue technology-oriented exploration projects.

Over the past six years we have acquired extensive acreage in the Northern Rockies region. Our current strategy is to utilize our acreage position as a vehicle for generating capital expenditures on our acreage by third party operators.

Due to the Mid-Continent sale effective September 1, 1998, there were virtually no oil and gas revenues in this segment for the quarter ended March 31, 1999.

TRADING AND TRANSPORTATION (IN THOUSANDS)

                                                             March 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
Operating Revenues:
        Trading and transportation                    $ 30,119       $ 38,722

Operating Costs and Expenses:
        Cost of trading and transportation              29,051         37,449
        Depreciation and amortization                      105            102
                                                      --------       --------
                                                        29,156         37,551
                                                      --------       --------
Operating Income                                      $    963       $  1,171
                                                      ========       ========

Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating income decreased in the quarter ended March 31, 1999 compared to March 31, 1998 primarily as a result of a decrease in the volume of gas being marketed for the three months ended March 31, 1999 due to the Mid-Continent sale effective September 1, 1998.

OTHER INCOME AND EXPENSES (IN THOUSANDS)

                                                             March 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
Interest income and other                             $    156       $    204

General and administrative                            $  1,409       $  1,838

Interest                                              $ 10,430       $ 10,781

Depreciation                                          $    338       $    410

INTEREST INCOME AND OTHER INCOME Interest and other income decreased from the quarter ended March 31, 1999 compared to March 31, 1998. As a result of the Mid-Continent sale we no longer record income on an interest in a limited partnership.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). Certain G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.08 and $0.10 ($0.48 and $0.60 per Boe), for the period March 31, 1999 compared to March 31, 1998, respectively. On both an absolute and an Mcfe basis, G&A decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, due primarily to discontinued G&A attributable to our Mid-Continent properties sold in 1998.

INTEREST EXPENSE Interest expense decreased for the period March 31, 1999 compared to March 31, 1998 due to the decrease in long-term debt attributable to the repayment of $152 million of bank debt from the proceeds of the Mid-Continent sale. The decrease in interest expense was partially offset by the decrease in capitalized interest on our undeveloped properties.

INCOME TAXES (IN THOUSANDS)

                                                             March 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
Current provision                                     $   --         $   --
Deferred provision                                          65          2,512
                                                      --------       --------
Provision for taxes                                   $     65       $  2,512
                                                      ========       ========
Effective tax rate                                        38.1%          38.1%
                                                      ========       ========

PROVISION FOR INCOME TAXES We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% as of March 31, 1999 and 1998. Due to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of our tax provision in 1999 and 1998 is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

At March 31, 1999, our overall debt level was approximately $3 million lower than at December 31, 1998 as a result of repayment of debt from cash flow. We believe that our current level of debt and leverage is manageable under expected production and pricing levels, since our debt is supported by stable, long-lived producing reserves and by our hedging programs, with short-term product prices partially hedged at favorable prices. We expect cash flows from producing activities to be sufficient to enable us to service our debt for the foreseeable future, absent any major and prolonged period of price declines. We have a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow. As part of an overall financing strategy, we are evaluating a wide range of future financing alternatives and are not committed to any particular course. In undertaking any future financing transactions, we intend to seek to achieve the optimal capital structure needed to support our long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility.

The borrowing base under our revolving senior bank credit facility with The Chase Manhattan Bank is currently $280 million, which amount is currently under review and redetermination by the Banks. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the Banks' review of our reserves and the Banks' view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of March 31, 1999, $227 million was outstanding under the Chase facility.

We anticipate that our borrowing capacity under the Chase facility, although currently under review and redetermination, and our operating cash flow will provide us with adequate financial resources and flexibility to fund current and ongoing activities, to service our debt and to meet other financial obligations. The nature of our current development strategies and other activities provide us with considerable flexibility in terms of the timing and magnitude of our capital expenditures. If we experience unforeseen changes in our working capital position or capital resources, we may revise the capital expenditure program accordingly or alternatively may attempt to supplement our capital position through, among other things, the issuance of additional equity, equity-linked or debt securities, the sale or monetization of properties or by entering into joint venture arrangements.

Capital Commitments

We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the three months ended March 31, 1999, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $20.4 million, exclusive of capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for 1999 will be approximately $65 to $75 million, assuming stable product prices for the year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $12.8 million for the three months ended March 31, 1999 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and anticipate allocating $20 to $30 million to the D-J Basin for all of 1999.

Another component of our capital program has been to develop exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the three months ended March 31, 1999, we incurred total expenditures of $7.0 million for seismic, leasehold and drilling costs in the Gulf Coast, including approximately $4.8 million of expenditures under our SouthTech joint venture and $2.2 million on our other Gulf Coast projects. We anticipate allocating $35 to $45 million to the Gulf Coast projects for all of 1999 for exploration and development activities including land and seismic.

Activities in our Northern Rockies area are designed to utilize our extensive acreage position as a vehicle for generating capital expenditures by third party operators on our acreage. In the first quarter of 1999 our effort has been directed toward evaluating existing projects drilled in the latter part of 1998. Specifically, we initiated gas sales from the HSR Holmes 5-1, and have been testing gas from limited perforations in the HSR Gold Coast 16-6. We continue to seek value-added partners to test new plays and technologies on our acreage.

We have also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. We believe that we will meet our obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the three months ended March 31, 1999 was $21.0 million, down from $24.1 million for the same period in 1998 primarily as a result of the depressed pricing. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

Recently issued accounting pronouncements change current and future accounting and reporting requirements for certain risk management activities. See Note 2 of the Notes to Unaudited Consolidated Financial Statements.

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

As of March 31, 1999, we hold hedge swap positions as follows:


                                   Average Daily
                                       Volume        Settlement         Price
        Time Period                    (MMBtu)        Location       (per MMBtu)
        -----------                -------------     ----------      -----------
        April 1999-October 1999         50,000          CIG          $   1.90
        April 1999-October 1999         50,000          NW           $  1.735
        November 1999-March 2000        10,000          PEPL         $   2.18

We have hedged our expected oil production as follows:

                                   Monthly Hedged   Settlement        Price
        Time Period                 Volume (Bbl)     Location        (per Bbl)
        -----------                 ------------    ----------       ---------
        April 1999-December 1999        60,800          WTI          $  15.95
        April 1999-December 1999        30,400          WTI          $  16.45
        April 1999-June 1999            60,667          WTI          $  13.10
        July 1999-March 2000            45,500          WTI          $  13.30
        July 1999-December 1999         30,667          WTI          $  14.02

Additionally, with respect to the hedging of third party gas, we have hedged 9.9 Bcf from January 1999 through December 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices of other published indices.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of March 31, 1999, we had no open contracts.

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

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. As of March 31, 1999, all material open positions were balanced with an offsetting position. During the three months ended March 31, 1999, gains of $0.6 million were recognized in connection with these activities and are included in "trading and transportation revenues."

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

Interest Rate Swaps

In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our previous hedging agreements. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $1.0 million annual impact on pre-tax income, based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

Total Return Equity Swap

On February 25, 1999, we entered into a total return equity swap with a financial institution, whereby the financial institution acquired approximately 730,000 shares of our common stock from another investor. Under the terms of the swap agreement, we have the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. If we decide not to purchase the shares, at the earlier of July 1, 2000 or the termination of the swap, we will receive any increase in the market value of the shares (as defined) above the $6.0625 purchase price, or will pay for any loss; however, we may cover any losses by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We will also pay certain commissions and finance costs.

Contingencies

In May 1995, we, along with a major oil company, were named as respondents by the EPA in an administrative order brought under RCRA by the EPA against the owner/operator of an oilfield production water evaporation facility. Based on our evaluation of this matter, and after consideration of reserves established, we believe the resolution of this matter will not have a material adverse effect on our financial condition or results of operations. See Item 1. "Legal Proceedings and Environmental Issues."

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

Virtually all of our non-IT systems are provided by third parties. We have reviewed our critical path non-IT systems in the D-J Basin. The primary mechanisms of concern to us were the well control units that electronically control production from each of the wells. Many of these contain embedded chip technology. Based on written representations of the manufacturers, however, we believe that these systems are Year 2000 compliant. Our assessment of non-IT office systems, such as fax machines and copiers is currently underway and is expected to be completed by June 30, 1999. We are contacting the third-party providers or manufacturers of these non-IT office systems to determine if any of these require remediation or replacement.

We are in the process of identifying our most significant third-party vendors and service providers to determine their state of readiness regarding the Year 2000 problem as it relates to us. Our key third-party providers include gatherers, processors and pipelines, oil and gas purchasers, our banks, the New York Stock Exchange, our transfer agent, the property managers of our leased office space, equipment suppliers, major joint venture partners and others. We are contacting third-party providers either verbally or in writing and reviewing their public disclosures concerning the Year 2000 problem in an effort to determine whether we are vulnerable to the Year 2000 problems of these third parties. We began making these contacts in the fourth quarter of 1998 and expect to continue assessing risks associated with our third-party providers throughout 1999.

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

We have considered other potential worst case scenarios including our inability to execute financial transactions with our banks or other third parties whose systems fail or malfunction and the inability to properly account for hedging and trading transactions due to the inability to properly track pricing indices. We currently have no reason to believe that any of these contingencies are likely to occur or that our principal vendors, customers, and business partners will not be Year 2000 compliant. We are not able to develop reasonable contingency plans for dealing with these other worst case scenarios, but we do not believe they are likely to occur. However, the extended failure of certain key third-party systems could potentially have a material adverse effect on us.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


This Form 10-Q includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Notes to Consolidated Financial Statements" regarding:

         o the allocation of planned capital expenditures and the sources of and limits on such expenditures;

         o  expected drilling opportunities;

         o trends or expectations concerning oil and gas prices or market characteristics;

         o  expected effect on D-J Basin gas prices from new pipelines;

         o our financial position, stability of cash flow, debt service capabilities and capital availability;

         o marketing, hedging and trading risks and benefits and our policy of attempting to balance open positions;

         o  credit risks associated with trading and marketing;

         o the ability to manage risk through hedging and similar activities and the expectation that we will continue to undertake such activities;

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

All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will prove to have been correct or that we will take any actions that may presently be planned. Actual results may differ materially from any forward-looking statements made by us depending on a variety of factors, including, among others, the Risk Factors described in our report on Form 10-K filed March 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings and Environmental Issues

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

Environmental Proceedings. The owner of an oil field waste disposal facility, a major oil company and HSR were named as respondents by the EPA in an administrative order brought by the EPA against Weld County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act on May 11, 1995. WCWDI operated and continues to own an evaporation pit in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operators are working together with the EPA to complete characterization and closure of the facility.

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

Based on our current knowledge and our expectation of proportionate reimbursement from other parties who utilized the facility, we do not believe that our share of the reclamation costs will have a material impact on our financial condition or results of operations. By agreement with other contributing parties, we are currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, our percentage share of overall costs may be reduced to as low as 40%. We have spent approximately $1.1 million on our behalf to date on the project. Our share of total costs associated with the project are currently estimated to be approximately $1.3 million. The remaining estimated liability has been accrued at March 31, 1999.

On March 25, 1999, we voluntarily reported to the United States Corps of Engineers the likely violation of Section 404 of the Clean Water Act in connection with several of the HSR operated drillsites in southern Louisiana. Operations on several drillsites likely have, and operations on several others may have disturbed wetlands areas without the required advance permitting. We agreed to promptly conduct wetlands delineations on all suspect sites and to submit such data to the Corps for after-the-fact permitting. This effort is currently underway. The Corps issued a routine cease and desist order to HSR prohibiting any further unpermitted wetlands disturbance, but not interfering with continuation of production or other operations. We cannot predict whether any fines will be issued in connection with the violations; however, we do not believe the outcome of this proceeding will have a material adverse impact on HSR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements."

Item 2. Changes in Securities  None.

Item 3. Defaults Upon Senior Securities  None.

Item 4. Submission of Matters to a Vote of Security Holders  None.

Item 5. Other Information  None.

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits.

Exhibit
Number   Description
------   -----------

3.1 Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-52774, filed October 2, 1992.)

3.2* Certificate of Amendment of Certificate of Incorporation filed November 30, 1998.

3.3 Third Amended and Restated Bylaws of the Company adopted December 16, 1996. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

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

10.8 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.9 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed March 11, 1996.)

10.10 Purchase and Sale Agreement dated March 25, 1996, between Orion, the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.)

10.11 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.12 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.13 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the

         Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.14 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
         Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.15 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.16 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
         Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

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

10.20 Purchase and Sale Agreement between HSRTW, Inc. and WestTide Investments, LLC dated August 9, 1996. (Incorporated by reference to
         Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.21 Acquisition Agreement between the Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. dated August 30, 1996. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed November 7, 1996.)

10.22 Purchase and Sale Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.23 Side Letter Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.24 Closing Side Agreement between the Company and Amoco Production Company dated December 15, 1997. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.25 Third Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997, among the Company and The Chase Manhattan Bank as agent for the Lenders signatory thereto. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.26 Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide Investments, LLC as Buyer. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.)

10.27 Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.28 Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.29 First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.30    HS Resources, Inc. Form of Key Employee Severance Agreement (March 27,
         1998). (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.31 Fourth Amendment to Amended and Restated Credit Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.)

10.32 Stock Purchase and Sale Agreement between the Company and Universal Resources Corporation dated July 27, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed August 6, 1998.)

10.33 Fifth Amendment to Amended and Restated Credit Agreement dated as of September 1, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the lenders. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.34 Sixth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of July 22, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.35 Sixth Amendment to Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.36 Seventh Amendment to Amended and Restated Credit Agreement dated as of December 31, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.37 1999 Non-Compensatory Stock Purchase Plan. (Incorporated by reference as Exhibit 4.1 to Form S-8 filed January 25, 1999.)

10.38 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 1, 1993, concerning 9-7/8% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.39 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of November 27, 1996, concerning 9-1/4% Series A Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.40 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 11, 1998, concerning 9-1/4% Series B Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

27*      Financial Data Schedule


* Filed herewith


      b. Reports on Form 8-K.

         Report dated March 23, 1999, filing the press releases and investor conference call transcript in connection with the Company's year end earnings release and operational update. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HS RESOURCES, INC.


Dated: May 14, 1999                         By: /s/ JAMES E. DUFFY
                                                -------------------------------
                                                James E. Duffy
                                                Vice President and Chief
                                                Financial Officer

                                            By: /s/ ANNETTE MONTOYA
                                                -------------------------------
                                                Annette Montoya
                                                Vice President and Principal
                                                Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number           Description
------           -----------

3.2              Certificate of Amendment of Certificate of Incorporation filed
                 November 30, 1998.

27               Financial Data Schedule