Form 10-Q
period 1999-06-30
HS RESOURCES INC
filed 1999-08-13
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -----------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ----------------------

Commission file number      0-18886
                      --------------------------------------------------------

                              HS RESOURCES, INC .
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     94-3036864
---------------------------------------   ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                94111
---------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (415) 433-5795
                                                  ----------------------------

------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       ---

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                         ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on July 31, 1999: 18,798,448 after deducting 729,356 shares in treasury.

                               HS RESOURCES, INC.

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 1999 (Unaudited) and
         December 31, 1998........................................................................................3

         Unaudited Consolidated Statements of Operations - For the Three Months
         and Six Months Ended June 30, 1999 and 1998..............................................................5

         Consolidated Statements of Stockholders' Equity - For the Years Ended
         December 31, 1998 and 1997 and the Six Months Ended
         June 30, 1999 (Unaudited)................................................................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Six Months Ended June 30, 1999 and 1998..........................................................7

         Notes to Unaudited Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings & Environmental Issues................................................................33

Item 2.  Changes in Securities...................................................................................34

Item 3.  Defaults Upon Senior Securities.........................................................................34

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................34

Item 5.  Other Information.......................................................................................35

Item 6.  Exhibits and Reports on Form 8-K........................................................................35

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                               HS Resources, Inc.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998

                                                                                       June 30,
                                                                                         1999          December 31,
                                                                                      (Unaudited)          1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                     $    1,152,397     $    9,658,697
      Margin deposits                                                                      840,057            621,765
      Accounts receivable
          Oil and gas sales                                                             25,182,366         20,528,042
          Trading and transportation                                                    15,776,342         14,011,992
          Trade                                                                          3,634,423          4,079,887
          Other                                                                          9,653,446          8,276,930
      Lease and well equipment inventory, at cost                                          548,776            709,985
      Prepaid expenses and other                                                         1,759,199          2,378,092
      Notes receivable from officers for exercise of stock options (Note 6)              2,330,773                 --
---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                          60,877,779         60,265,390
---------------------------------------------------------------------------------------------------------------------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
      Undeveloped acreage                                                              107,204,642        108,029,622
      Costs subject to depreciation, depletion and amortization                        845,193,142        816,633,609
      Less accumulated depreciation, depletion and amortization                       (201,883,465)      (175,729,105)
---------------------------------------------------------------------------------------------------------------------
          Net oil and gas properties                                                   750,514,319        748,934,126
---------------------------------------------------------------------------------------------------------------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
      at cost, net of accumulated depreciation of $1,766,266
      and $1,616,576 at June 30, 1999 and December 31, 1998, respectively                4,302,422          4,274,544
---------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Deferred charges and other, net                                                   10,182,881         11,001,725
      Office and transportation equipment and other property,
          net of accumulated depreciation of $6,054,908
          and $5,883,372 at June 30, 1999 and December 31, 1998, respectively            2,584,991          3,017,825
      Notes receivable from officers for exercise of stock options and issuance
          of common stock (Note 6)                                                         780,243          2,245,813
      Goodwill, net of accumulated amortization of $1,080,000
          and $900,000 at June 30, 1999 and December 31, 1998, respectively              2,520,000          2,700,000
---------------------------------------------------------------------------------------------------------------------
          Total other assets                                                            16,068,115         18,965,363
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  831,762,635     $  832,439,423
=====================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998

                                                                                  June 30,
                                                                                    1999          December 31,
                                                                                (Unaudited)           1998
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable
          Trade                                                                $   9,044,513      $  21,378,518
          Revenue                                                                 31,290,216         20,915,255
          Gas purchases                                                            6,330,489          7,237,935
      Accrued expenses
          Ad valorem and production taxes                                         10,264,528         12,027,297
          Interest                                                                 5,368,623          6,665,508
          Other                                                                    3,554,094          7,381,932
      Income taxes payable                                                            41,453          2,792,929
      Oil and gas production note payable                                                 --            734,696
      Current portion of long-term debt                                               30,000             30,000
---------------------------------------------------------------------------------------------------------------
          Total current liabilities                                               65,923,916         79,164,070
---------------------------------------------------------------------------------------------------------------
Accrued Ad Valorem Taxes                                                           7,961,375         12,450,721
---------------------------------------------------------------------------------------------------------------
Deferred Revenue                                                                   3,428,387          8,908,363
---------------------------------------------------------------------------------------------------------------
Long-Term Bank Debt, Net of Current Portion                                      247,000,000        230,000,000
---------------------------------------------------------------------------------------------------------------
9 7/8% Senior Subordinated Notes,
      due 2003, net of unamortized discount of  $258,375 and
      $287,625 at June 30, 1999 and December 31, 1998,  respectively              74,741,625         74,712,375
---------------------------------------------------------------------------------------------------------------
9 1/4% Series A Senior Subordinated Notes,
      due 2006, net of unamortized discount of $573,037 and
      $611,887 at June 30, 1999 and December 31, 1998, respectively              149,426,963        149,388,113
---------------------------------------------------------------------------------------------------------------
9 1/4% Series B Senior Subordinated Notes,
      due 2006, net of unamortized discount of $3,917,969 and $4,183,594
      at June 30, 1999 and December 31, 1998, respectively                        81,082,031         80,816,406
---------------------------------------------------------------------------------------------------------------
Deferred Income Taxes                                                             46,376,233         44,137,897
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity
      Preferred stock                                                                     --                 --
      Common stock, $.001 par value, 50,000,000 shares authorized;
          19,527,804 and 19,126,820 shares issued and outstanding
          at June 30, 1999 and December 31, 1998, respectively                        19,528             19,127
      Additional paid-in capital                                                 190,917,401        188,195,831
      Retained deficit                                                           (25,763,032)       (25,988,247)
      Deferred compensation                                                       (2,418,559)        (1,749,256)
      Treasury stock, at cost, 729,356 and 801,200 shares at June 30, 1999
          and December 31, 1998, respectively                                     (6,933,233)        (7,615,977)
---------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                             155,822,105        152,861,478
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                     $ 831,762,635      $ 832,439,423
===============================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                     Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                             June 30,
                                                    -------------------------------      -------------------------------
                                                        1999               1998               1999             1998
------------------------------------------------------------------------------------------------------------------------
REVENUES
       Oil and gas sales                            $  36,719,538     $  38,340,869      $  72,807,542     $  83,712,279
       Trading and transportation                      11,978,219        11,142,333         21,278,100        27,466,349
       Other gas revenues                               2,517,982         2,275,952          5,041,982         4,145,175
       Interest income and other                          113,421           439,280            269,842           642,976
------------------------------------------------------------------------------------------------------------------------
          Total revenues                               51,329,160        52,198,434         99,397,466       115,966,779
------------------------------------------------------------------------------------------------------------------------
EXPENSES
       Production taxes                                 2,136,782         2,758,755          4,284,643         5,756,706
       Lease operating                                  7,469,681         8,168,539         14,160,498        15,314,085
       Cost of trading and transportation              11,463,929        10,563,534         20,445,677        26,360,379
       Depreciation, depletion and amortization        13,203,448        16,450,440         27,401,754        31,932,616
       Exploratory and abandonment                      2,721,574         1,156,602          4,739,320         1,672,773
       Geological and geophysical                       1,465,160         5,211,825          3,487,039         7,829,421
       Impairment and loss/(gain) on
          sales of oil and gas properties               1,100,113           (72,671)         1,100,113           (72,671)
       General and administrative                       1,066,290         2,152,119          2,474,927         3,990,447
       Interest                                        10,509,980        11,071,124         20,939,658        21,852,075
------------------------------------------------------------------------------------------------------------------------
          Total expenses                               51,136,957        57,460,267         99,033,629       114,635,831
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
       FOR INCOME TAXES                                   192,203        (5,261,833)           363,837         1,330,948
PROVISION (BENEFIT) FOR INCOME TAXES                       73,229        (2,004,758)           138,622           507,091
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $     118,974     $  (3,257,075)     $     225,215     $     823,857
========================================================================================================================
BASIC EARNINGS (LOSS) PER SHARE                     $        0.01     $       (0.18)     $        0.01     $        0.04
========================================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE                   $        0.01     $       (0.18)     $        0.01     $        0.04
========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING                                     18,773,000        18,590,000         18,596,000        18,531,000
========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING ASSUMING DILUTION                   18,895,000        18,590,000         18,657,000        18,649,000
========================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997
                     and the Six Months Ended June 30, 1999


                                                Common Stock       Additional     Retained                        Treasury Stock
                                           ---------------------     Paid-In      Earnings      Deferred     ---------------------
                                              Shares      Amount     Capital      (Deficit)   Compensation    Shares      Amount
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                  17,127,861   $17,128  $ 163,114,868  $  8,133,368  $  (171,300)  (121,952) $(1,670,534)
      Purchase of treasury stock                    --        --             --            --           --   (101,247)  (1,398,669)
      Transfer of treasury stock
          to 401(k) Plan                            --        --        (68,011)           --           --     35,894      485,287
      Issuance of common stock for
          Amoco Acquisition                  1,200,000     1,200     19,998,800            --           --         --           --
      Issuance of treasury stock
          for exercise of options including
          income tax benefit                        --        --        (34,355)           --           --     26,947      367,375
      Issuance of restricted stock               2,500         3         44,997            --      (45,000)        --           --
      Amortization of deferred
          compensation                              --        --             --            --       72,000         --           --
      Issuance of common stock                  12,203        12        135,393            --           --         --           --
      Exercise of warrants and options         311,981       312           (312)           --           --         --           --
      Net loss                                      --        --             --   (15,505,158)          --         --           --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  18,654,545    18,655    183,191,380    (7,371,790)    (144,300)  (160,358)  (2,216,541)
      Purchase of treasury stock                    --        --             --            --           --   (721,937)  (6,524,268)
      Transfer of treasury stock
          to 401(k) Plan                            --        --          7,419            --           --     39,046      541,568
      Issuance of treasury stock
          for exercise of options including
          income tax benefit                        --        --       (115,247)           --           --     42,049      583,264
      Issuance of restricted stock              32,126        33        427,685            --     (427,718)        --           --
      Amortization of deferred
          compensation                              --        --             --            --      306,547         --           --
      Issuance of performance shares           106,234       106      1,533,913            --   (1,534,019)        --           --
      Exercise of stock options, including
          income tax benefit                   337,021       336      3,200,912            --           --         --           --
      Restricted stock forfeited                (3,106)       (3)       (50,231)           --       50,234         --           --
      Net loss                                      --        --             --   (18,616,457)          --         --           --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  19,126,820    19,127    188,195,831   (25,988,247)  (1,749,256)  (801,200)  (7,615,977)
      Transfer of treasury stock
          to 401(k) Plan                            --        --         50,737            --           --     74,889      712,194
      Issuance of common stock                 235,000       235      1,369,765            --           --         --           --
      Amortization of deferred
          compensation                              --        --             --            --      630,395         --           --
      Issuance of performance shares           132,000       132        997,788            --     (997,920)        --           --
      Issuance of restricted stock              33,984        34        301,744            --     (301,778)        --           --
      Purchase of treasury stock                    --        --             --            --           --     (3,545)     (34,200)
      Issuance of treasury stock
          for exercise of options including
          income tax benefit                        --        --          1,536            --           --        500        4,750
      Net income                                    --        --             --       225,215           --         --           --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999 (UNAUDITED)          19,527,804   $19,528  $ 190,917,401  $(25,763,032) $(2,418,559)  (729,356) $(6,933,233)
==================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS Resources, Inc.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                               June 30,
                                                                     ------------------------------
                                                                         1999              1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                    $    225,215      $    823,857
       Adjustments to reconcile net income to net cash
              provided by operating activities
           Depreciation, depletion and amortization                    27,401,754        31,932,616
           Impairment and loss/(gain) on sales
              of oil and gas properties                                 1,100,113           (72,671)
           Surrendered and expired acreage                              1,905,067                --
           Amortization of deferred charges, debt issue costs
              and deferred compensation                                 2,245,739         1,224,820
           Transfer of treasury stock to 401(k) Plan                      762,931           548,987
           Deferred income tax provision                                  138,336           371,042
           Increase in accounts and notes receivable                   (7,349,726)       (4,021,800)
           (Decrease) increase in accounts payable
              and accrued expenses                                     (4,084,365)          264,343
           Decrease in deferred revenue, net                           (5,479,976)       (2,505,923)
           Other                                                           (6,793)         (602,922)
---------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       16,858,295        27,962,349
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Exploration, development and leasehold costs                   (30,183,449)      (56,932,144)
       Purchase of unproved and proved properties                              --        (3,498,910)
       Gas gathering and transportation facilities additions             (177,568)          (26,425)
       Other property additions                                          (232,814)         (523,558)
       Adjusted proceeds from the sale of oil and gas properties         (808,340)        1,551,972
       (Decrease) increase in property related payables               (11,545,135)       11,946,002
---------------------------------------------------------------------------------------------------
       Net cash used in investing activities                          (42,947,306)      (47,483,063)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from debt                                              40,000,000        39,000,000
       Repayments of debt                                             (23,000,000)      (18,000,000)
       Issuance of common stock                                           610,625                --
       Exercise of options                                                  6,286           630,773
       Purchase of treasury stock                                         (34,200)       (1,604,910)
       Minority interest, net                                                  --          (612,625)
---------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                       17,582,711        19,413,238
---------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (8,506,300)         (107,476)
       Cash and cash equivalents, beginning of period                   9,658,697         6,907,708
---------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of period                      $  1,152,397      $  6,800,232
===================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE
       Interest paid, net of capitalized interest                    $ 20,565,248      $ 19,132,223
       Cash paid for income taxes, net of reimbursements             $    665,463      $    624,259
===================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    General

         HS Resources, Inc. (the "Company" or "HSR") a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company's properties are primarily located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast and to a lesser extent the Northern Rocky Mountains. The Company, through its wholly owned subsidiary, HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at June 30, 1999, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement provides computation, presentation and disclosure requirements for earnings per share ("EPS"). The new standard was adopted by the Company for the fiscal year ended 1997 and all prior periods have been retroactively adjusted. In the quarter ended June 30, 1999, the dilutive impact was 122,000 shares. There was no dilutive impact to weighted average shares for the quarter ended June 30, 1998. In the six months ended June 30, 1999 and 1998, the dilutive impact was 61,000 and 118,000 shares, respectively.

Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the six months ended June 30, 1999 and 1998. The condensed pro forma operating results assume the divestiture of the Company's Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources, Corp., occurred on January 1, 1998. The condensed pro forma results are not necessarily indicative of the results of operations had the divestiture been consummated on January 1, 1998, and may not necessarily be indicative of future performance. The June 30, 1999 amounts reflect the actual activity for the six months then ended. Amounts in thousands, except per share amounts.

                                          Six Months Ended June 30,
                                         ----------------------------
                                                  (Unaudited)
                                            1999              1998
                                         ----------        ----------

Revenues                                 $   99,397        $  102,443
Net income                               $      225        $    2,842
Basic earnings per share                 $     0.01        $     0.15
Diluted earnings per share               $     0.01        $     0.15
Weighted average number of
      common shares outstanding              18,596            18,531
Weighted average number of
      common shares outstanding
      assuming dilution                      18,657            18,649

Note 4.  Issuance of Performance Shares

In May 1998, the Company's stockholders approved amendments to the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares can vest over nine years with vesting to occur no earlier than one-fourth of the shares in each of the first four years. In 1998, the Company issued 106,234 performance shares. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals. In April 1999, the earnings measure for determining return on equity as originally stated in the 1998 amendments to the Plan was changed to allow that value measure to operate as originally intended following the Company's change to successful efforts accounting. Following that change, the Board of Directors determined that the 1998 value measures applicable to the performance shares issued in 1998 were fully met. As a result, one fourth of these performance shares have now vested. Additional amortization expense of approximately $200,000 was recorded in the first quarter of 1999 related to the vesting of these shares.

In the second quarter of 1999, the Company issued 132,000 performance shares and recorded deferred compensation of approximately $1.0 million.

Through the first six months of 1999, the Company has amortized deferred compensation for all performance shares issued assuming achievement of defined performance goals.

Note 5.  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The date of this statement was recently extended and is now effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Note 6.  Related Party Transactions

In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1945. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of June 30, 1999, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes maturing in two years from the date of issuance. The notes bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is prime plus 0.25% per annum. The prime rate as of June 30, 1999 was 7.75%

Note 7.   Total Return Equity Swap

In 1999 the Company entered into two total return equity swap agreements with a financial institution. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. The Company has the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000.

On May 24, 1999 the Company entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock at a price of $11.9875. The Company has the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

If the Company decides not to purchase the shares on or before the termination of either agreement, the Company will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, the Company may cover any losses by issuing common stock to the financial institution if it chooses to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. The Company will also pay certain commissions and finance costs. At June 30, 1999 the aggregate fair market value of the Company's common stock in excess of the underlying option price attributable to such shares was $6.6 million.

Note 8.  Business Segment Information (in thousands)

The Company is an independent energy company engaged in the following activities:

         o acquisition, development, exploitation, exploration and production of oil and gas

         o        marketing of oil and gas

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                        ----------------------------      ----------------------------
                                                           1999              1998            1999              1998
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
     Oil and gas sales D-J Basin                        $    34,702      $    33,335      $    71,259      $    72,786
     Oil and gas sales Gulf Coast                             4,454              588            6,472            1,185
     Oil and gas sales Mid-Continent and other                   81            6,694              119           13,886
     Trading and transportation                              39,893           35,136           70,012           73,858
     Intersegment eliminations                              (27,914)         (23,994)         (48,734)         (46,392)
----------------------------------------------------------------------------------------------------------------------
                                                        $    51,216      $    51,759      $    99,128      $   115,323
======================================================================================================================
OPERATING INCOME (LOSS):
     D-J Basin                                          $    12,877      $    11,072      $    27,390      $    30,317
     Gulf Coast                                                (116)          (4,824)          (2,188)          (6,936)
     Mid-Continent and other                                 (1,218)           1,214           (1,681)           3,073
     Trading and transportation                               1,006            1,085            1,969            2,256
     Intersegment eliminations                                 (602)            (606)          (1,352)          (1,351)
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                             11,947            7,941           24,138           27,359
     Other income and expense                               (11,755)         (13,203)         (23,775)         (26,028)
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                       $       192      $    (5,262)     $       363      $     1,331
======================================================================================================================
IDENTIFIABLE ASSETS (FOR THE PERIOD ENDED JUNE 30):
     Oil and gas properties D-J Basin                   $   925,554      $   869,770      $   925,554      $   869,770
     Oil and gas properties Gulf Coast                       27,855           19,448           27,855           19,448
     Oil and gas properties Mid-Continent and other           5,057          203,723            5,057          203,723
     Trading and transportation                               3,841            3,735            3,841            3,735
     Corporate                                                8,399           10,032            8,399           10,032
----------------------------------------------------------------------------------------------------------------------
                                                        $   970,706      $ 1,106,708      $   970,706      $ 1,106,708
======================================================================================================================
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
     Oil and gas properties D-J Basin                   $    12,028      $    12,882      $    25,287      $    24,684
     Oil and gas properties Gulf Coast                          757              113            1,254              257
     Oil and gas properties Mid-Continent and other              15            2,937               15            5,961
     Trading and transportation                                 111              100              216              202
     Corporate                                                  292              419              630              829
----------------------------------------------------------------------------------------------------------------------
                                                        $    13,203      $    16,451      $    27,402      $    31,933
======================================================================================================================
CAPITAL EXPENDITURES AND ACQUISITIONS:
     Oil and gas properties D-J Basin                   $     7,169      $    20,637      $    21,462      $    42,703
     Oil and gas properties Gulf Coast                        2,684            4,514            7,805            6,140
     Oil and gas properties Mid-Continent and other             530            4,324            1,094           11,613
     Trading and transportation                                  35               --               54               --
     Corporate                                                   73              346              179              524
----------------------------------------------------------------------------------------------------------------------
                                                        $    10,491      $    29,821      $    30,594      $    60,980
======================================================================================================================

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

The Amoco acquisition and related consolidation in the D-J Basin, coupled with our exploration successes in the Gulf Coast, have materially increased the number of low-risk, high-return projects available to us. However, the Amoco acquisition required us to borrow funds, which significantly increased our leverage ratios. To partially reduce this increase in debt we sold the majority of our Mid-Continent asset base and utilized the proceeds to pay down debt under our senior credit facility. See "Liquidity and Capital Resources -- Financing Sources."

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

OIL AND GAS PRICES Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In 1998 and early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant changes to the operating and financial margins of oil and gas producers. The downturn in oil prices was attributable to a global oversupply of crude oil resulting from the economic difficulties in Asia, Russia and elsewhere, high levels of production by certain OPEC and non-OPEC producers and warm weather in the United States. Gas prices were also low primarily due to above-normal winter temperatures in both 1997 and 1998, resulting in excess supplies of gas in winter storage. Additionally, low oil prices have had a depressing effect on the price of liquids recovered from natural gas. Thus, the early 1999 low oil price environment further diminished the overall price received for our gas production. As a result of these factors, the HSR weighted average price realized per barrel of oil, excluding hedging benefits, for the three months ended March 31, 1999 was $11.43 compared to $14.77 for the comparable period in 1998. Natural gas prices per

Mcf, excluding hedging benefits, were $1.68 for the three months ended March 31, 1999, compared to $2.16 in the comparable period in 1998. In April 1999, both oil and gas prices began to recover. The average price realized by HSR per barrel of oil, excluding hedging benefits, for the three months ended June 30, 1999 was $16.11 compared to $13.38 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging benefits, were $1.94 for the three months ended June 30, 1999 compared to $1.89 in the comparable period in 1998.

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

In recent months, gas prices both in the D-J Basin and nationwide have generally recovered from the lows experienced this past winter. However, we cannot predict future trends in gas prices. The uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in our profitability.

RESULTS OF OPERATIONS During 1999 we continued our drilling and development activities to exploit the larger number of development opportunities in the D-J Basin resulting from the Amoco acquisition. We also continued our exploitation and exploration activities in the Gulf Coast region. At June 30, 1999 we owned interests in more than 4,300 producing wells (of which we operated more than 2,870) compared to approximately 5,490 wells (of which we operated more than 3,390) at June 30, 1998. The

Mid-Continent sale, which closed on September 1, 1998, reduced our well inventory by more than 1,000 producing wells. Our results of operations have been significantly affected by the Amoco acquisition, by our drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by our exploration, exploitation and development activities.

Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

D-J BASIN
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                              ---------------------      ---------------------
                                                1999         1998          1999         1998
                                              --------     --------      --------     --------
Production:
     Oil (Bbl)                                     526          614         1,083        1,217
     Gas (Mcf)                                  13,291       12,303        26,396       23,333
     Mcfe                                       16,449       15,985        32,895       30,634
     Boe                                         2,742        2,664         5,482        5,106

Prices:
     Average realized oil price ($/Bbl)       $  13.49     $  14.82      $  13.19     $  16.02
     Average realized gas price ($/Mcf)       $   1.89     $   1.79      $   1.97     $   2.11


Operating Revenues:
     Oil and gas sales                        $ 32,184     $ 31,084      $ 66,217     $ 68,687
     Other gas revenues                          2,518        2,251         5,042        4,099
                                              --------     --------      --------     --------
                                                34,702       33,335        71,259       72,786
                                              --------     --------      --------     --------

Operating Costs and Expenses:
     Production taxes                            1,872        2,280         3,895        4,735
     Lease operating                             7,282        6,603        13,851       12,194
     Depreciation, depletion
       and amortization                         12,028       12,882        25,287       24,684
     Exploratory and abandonment                   472          283           564          338
     Geological and geophysical                      2          288           103          591
     Impairment and (gain)/loss on
       on sales of oil and gas properties          169          (73)          169          (73)
                                              --------     --------      --------     --------
                                                21,825       22,263        43,869       42,469
                                              --------     --------      --------     --------
Operating Income                              $ 12,877     $ 11,072      $ 27,390     $ 30,317
                                              ========     ========      ========     ========

GENERAL We have been active in the D-J Basin for more than 17 years. Over the past three years we have further consolidated our position as a result of the acquisition in June 1996 of all of the D-J Basin properties of Basin Exploration, Inc. and the December 1997 Amoco acquisition. During 1998 a substantial exploitation program was undertaken consisting of more than 450 separate activities including refracs, recompletes, deepenings and new wells. During the six months ended June 30, 1999 we continued the exploitation program by completing approximately 160 additional activities.

OIL AND GAS REVENUES D-J Basin revenues increased by 3.5% for the three months ended June 30, 1999 and decreased by 3.6% for the six months ended June 30, 1999 compared to the comparable prior year periods. The increase in revenues for the three month period ended June 30, 1999 as compared to the same period in 1998 was due to increased production as well as a higher realized weighted average price. The decrease in revenues for the six month period ended June 30, 1999 was due to a lower realized weighted average price in 1999 which more than offset the increase in production. Production increased for both periods in 1999 compared to 1998 primarily as a result of the success of our ongoing exploitation and development activities. As a result of the increased production, other gas revenues related to the sale of tax credits have also increased during the same periods.

PRODUCTION EXPENSES Lease operating expense ("LOE") increased both on an absolute and an Mcfe basis for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods. LOE per Mcfe was $0.44 and $0.41 ($2.66 and $2.48 per Boe) for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, LOE per Mcfe was $0.42 and $0.40 ($2.53 and $2.39 per Boe), respectively. The increase for the quarter and six month periods reflects the hiring of additional personnel in 1998 to manage the Amoco properties as well as additional workover costs incurred in 1999. Production taxes decreased for the quarter and six months ended June 30, 1999 largely due to an adjustment we recorded in the second quarter to reduce the ad valorem tax accrual rate for 1998 and 1999 to the actualized rate paid in 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, decreased on an Mcfe basis for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods. We adjusted our DD&A rate in the second quarter of 1999 to reflect mid-year reserve revisions. The weighted average depletion rate for the D-J Basin was $0.73 compared to $0.80 per Mcfe, ($4.36 compared to $4.81 per Boe) for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 the weighted average depletion rate for the D-J Basin was $0.76 compared to $0.80 per Mcfe, ($4.58 compared to $4.81 per Boe), respectively.

EXPLORATORY AND ABANDONMENT COSTS Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and certain salaries and related overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs increased by $189,000 and $226,000 for the quarter and six months ended June 30, 1999, respectively, compared to the comparable prior year periods mainly due to an increase in P&A costs.

GEOLOGICAL AND GEOPHYSICAL COSTS Geological and geophysical ("G&G") costs include costs for seismic activity as well as certain overhead costs directly attributable to G&G activity. G&G costs decreased for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods due to a reduced level of seismic activity in the Greater D-J project area.

GULF COAST
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            ---------------------     ---------------------
                                              1999         1998         1999         1998
                                            --------     --------     --------     --------
Production:
     Oil (Bbl)                                    67            6          104           10
     Gas (Mcf)                                 1,452          197        2,264          459
     Mcfe                                      1,854          235        2,890          517
     Boe                                         309           39          482           86

Prices:
     Average realized oil price ($/Bbl)     $  16.10     $  11.54     $  14.25     $  11.37
     Average realized gas price ($/Mcf)     $   2.32     $   2.62     $   2.20     $   2.34


Operating Revenues:
     Oil and gas sales                      $  4,454     $    588     $  6,472     $  1,185
     Other gas revenues                           --           --           --           --
                                            --------     --------     --------     --------
                                               4,454          588        6,472        1,185
                                            --------     --------     --------     --------

Operating Costs and Expenses:
     Production taxes                            252           32          365           74
     Lease operating                             127           32          196           50
     Depreciation, depletion
       and amortization                          757          113        1,255          257
     Exploratory and abandonment               2,129          685        3,916        1,203
     Geological and geophysical                1,305        4,550        2,928        6,537
                                            --------     --------     --------     --------
                                               4,570        5,412        8,660        8,121
                                            --------     --------     --------     --------
Operating Loss                              $   (116)    $ (4,824)    $ (2,188)    $ (6,936)
                                            ========     ========     ========     ========


GENERAL Over the past three years, the majority of our Gulf Coast activities have focused on the acquisition, processing and interpretation of 3-D seismic information and the acquisition of leasehold interests. During 1999 and thereafter we expect to materially increase our level of Gulf Coast drilling activities on prospects which we have identified through our extensive 3-D seismic programs.

OIL AND GAS REVENUES Oil and gas revenues increased for the quarter and six months ended June 30, 1999 as compared to the comparable prior year periods. The increase in production was partially offset by a decrease in gas prices. We drilled 12 gross (3.7 net) wells in the six months ended June 30, 1999 of which 8 were successful. Of the total wells drilled to date, 6 wells are currently awaiting pipeline hookup.

EXPLORATORY AND ABANDONMENT COSTS Exploratory and abandonment costs increased for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods as a result of an increase in exploratory dry hole costs and expired acreage. In 1999 we expensed one dry hole in the second quarter and three dry holes for the six month period whereas only one dry hole was expensed for the quarter and six months ended June 30, 1998. We also had a greater working interest percentage in the 1999 dry holes compared to the 1998 dry hole. We expensed $1.1 million and $1.8 million of expired acreage in the quarter and six months ended June 30, 1999, respectively.

GEOLOGICAL AND GEOPHYSICAL COSTS G&G costs decreased for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods. The reduction in G&G costs is attributable to the progression from G&G evaluation of project areas to drilling activity in those areas.

MID-CONTINENT AND OTHER
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------   ------------------------
                                                1999          1998         1999         1998
                                             ----------    ----------   ----------    ----------
Production:
      Oil (Bbl)                                       1            79            1           163
      Gas (Mcf)                                      38         2,863           88         5,796
      Mcfe                                           40         3,337           90         6,776
      Boe                                             7           556           15         1,129

Prices:
      Average realized oil price ($/Bbl)     $     9.03    $    13.33   $    18.86    $    14.35
      Average realized gas price ($/Mcf)     $     2.05    $     1.96   $     1.28    $     1.98


Operating Revenues:
      Oil and gas sales                      $       81    $    6,669   $      119    $   13,840
      Other gas revenues                             --            25           --            46
                                             ----------    ----------   ----------    ----------
                                                     81         6,694          119        13,886
                                             ----------    ----------   ----------    ----------

Operating Costs and Expenses:
      Production taxes                               13           447           25           948
      Lease operating                                61         1,533          114         3,071
      Depreciation, depletion
        and amortization                             15         2,937           15         5,961
      Exploratory and abandonment                   121           189          259           131
      Geological and geophysical                    158           374          456           702
      Impairment and loss on sales of
        oil and gas properties                      931            --          931            --
                                             ----------    ----------   ----------    ----------
                                                  1,299         5,480        1,800        10,813
                                             ----------    ----------   ----------    ----------
Operating (Loss) Income                      $   (1,218)   $    1,214   $   (1,681)   $    3,073
                                             ==========    ==========   ==========    ==========


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

Due to the Mid-Continent sale effective September 1, 1998, there were virtually no oil and gas revenues in this segment for the quarter and six months ended June 30, 1999. However, in the second quarter of 1999 we recorded an additional $0.9 million expense related to the 1998 sale of the Mid-Continent properties.

TRADING AND TRANSPORTATION (IN THOUSANDS)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                 ---------------------------       ---------------------------
                                                    1999            1998             1999              1998
                                                 ----------       ----------       ----------       ----------
Operating Revenues:
     Trading and transportation                  $   39,893       $   35,136       $   70,012       $   73,858

Operating Costs and Expenses:
     Cost of trading and transportation              38,776           33,951           67,827           71,400
     Depreciation and amortization                      111              100              216              202
                                                 ----------       ----------       ----------       ----------
                                                     38,887           34,051           68,043           71,602
                                                 ----------       ----------       ----------       ----------
Operating Income                                 $    1,006       $    1,085       $    1,969       $    2,256
                                                 ==========       ==========       ==========       ==========


Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating income decreased in the quarter and six months ended June 30, 1999 compared to the comparable prior year periods primarily as a result of a decrease in derivative transaction gains. This was as a result of decreased market volatility which in turn yielded fewer trading opportunities.




OTHER INCOME AND EXPENSES (IN THOUSANDS)



                                        Three Months Ended                 Six Months Ended
                                              June 30,                         June 30,
                                    ---------------------------       ---------------------------
                                       1999             1998             1999             1998
                                    ----------       ----------       ----------       ----------
Interest income and other           $      113       $      439       $      270       $      643
General and administrative          $    1,066       $    2,152       $    2,475       $    3,990
Interest                            $   10,510       $   11,071       $   20,940       $   21,852
Depreciation                        $      292       $      419       $      630       $      829

INTEREST INCOME AND OTHER INCOME Interest and other income decreased for the quarter and six months ended June 30, 1999 compared to comparable prior year periods. As a result of the Mid-Continent sale we no longer record income on an interest in a limited partnership.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). Certain G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.06 and $0.11 ($0.35 and $0.66 per Boe), for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, G&A per Mcfe was $0.07 and $0.11 ($0.41 and $0.63 per
Boe), respectively. On both an absolute and an Mcfe basis, G&A decreased for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods, due primarily to discontinued G&A attributable to the 1998 sale of the Mid-Continent properties and the efficiencies associated with our consolidation program in the D-J Basin.

INTEREST EXPENSE Interest expense decreased for the quarter and six months ended June 30, 1999 compared to the comparable prior year periods due to the decrease in long-term debt attributable to the repayment of $152 million of bank debt from the proceeds of the Mid-Continent sale. The decrease in interest expense was partially offset by the decrease in capitalized interest on our undeveloped properties.

INCOME TAXES (IN THOUSANDS)

                                       Three Months Ended              Six Months Ended
                                            June 30,                       June 30,
                                    -------------------------      -------------------------
                                       1999           1998            1999          1998
                                    ----------     ----------      ----------     ----------
Current provision (benefit)         $       --     $       --      $       --     $       --
Deferred provision (benefit)                73         (2,005)            139            507
                                    ----------     ----------      ----------     ----------
Provision (benefit) for taxes       $       73     $   (2,005)     $      139     $      507
                                    ==========     ==========      ==========     ==========

Effective tax rate                        38.1%          38.1%           38.1%          38.1%
                                    ==========     ==========      ==========     ==========



PROVISION FOR INCOME TAXES We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% as of June 30, 1999 and 1998. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, all of our tax provision in 1999 and 1998 is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

We believe that our current level of debt and leverage is manageable under expected production and pricing levels, since our debt is supported by stable, long-lived producing reserves and by our hedging programs, with short-term product prices partially hedged at prices that support our bank interest requirements. We expect cash flows from producing activities to be sufficient to enable us to service our debt for the foreseeable future, absent any major and prolonged period of low commodity prices. We have a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow. As part of an overall financing strategy, we are evaluating a wide range of future financing alternatives and are not committed to any particular course. In undertaking any future financing transactions, we intend to seek to achieve the optimal capital structure needed to support our long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility.

The borrowing base under our revolving senior bank credit facility with The Chase Manhattan Bank is currently $280 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the Banks' review of our reserves and the Banks' view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of June 30, 1999, $247 million was outstanding under the Chase facility compared to $230 million at December 31, 1998. The increased borrowings of $17 million were used to pay yearly ad valorem taxes and semi-annual interest payments on our senior subordinated notes.

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

Capital Commitments

We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the six months ended June 30, 1999, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $31.3 million, exclusive of capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for 1999 will be approximately $65 to $75 million, assuming stable product prices for the year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $18.8 million for the six months ended June 30, 1999 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and anticipate allocating $25 to $35 million to the D-J Basin for all of 1999.

Another component of our capital program has been to develop exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the six months ended June 30, 1999, we incurred total expenditures of $11.3 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating $35 to $45 million to the Gulf Coast projects for all of 1999 for exploration and development activities including land and seismic.

Activities in our Northern Rockies area are planned to utilize our extensive acreage position as a vehicle for generating capital expenditures by third party operators on our acreage. In the second quarter of 1999 our effort has been directed toward evaluating the economic viability of projects drilled in the latter part of 1998. We continue to seek value-added partners to test new plays and technologies on our acreage.

We have also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. We believe that we will meet our obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the six months ended June 30, 1999 was $16.9 million, down from $28.0 million for the same period in 1998 primarily as a result of the depressed pricing earlier this year and a reduction in our working capital deficit. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

As of June 30, 1999, we held hedge swap positions as follows:

                                       Average Daily
                                          Volume             Settlement                Price
   Time Period                            (MMBtu)             Location              (per MMBtu)
------------------                    ----------------      -------------        -----------------

July 1999 - October 1999                       50,000           CIG                 $   1.9000
July 1999 - October 1999                       50,000            NW                 $   1.7350
July 1999 - October 1999                        5,000            NW                 $   2.1000
November 1999 - March 2000                     10,000            NW                 $   2.1750
November 1999 - March 2000                     10,000           PEPL                $   2.4850
November 1999 - March 2000                      5,000           PEPL                $   2.5200





As of June 30, 1999 we had hedged our expected oil production as follows:


                                      Monthly Hedged      Settlement              Price
   Time Period                         Volume (Bbl)        Location             (per Bbl)
-------------------                ------------------   --------------         -------------

July 1999 - December 1999                 60,800             WTI                $    15.95
July 1999 - December 1999                 30,400             WTI                $    16.45
July 1999 - December 1999                 30,667             WTI                $    14.02
July 1999 - March 2000                    30,556             WTI                $    13.30



Additionally, with respect to the hedging of third party gas, we have hedged
9.3 Bcf from July 1999 through December 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices of other published indices.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of June 30, 1999, we were not utilizing these types of transactions in our current hedging portfolio.

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

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced on a daily basis in terms of contract volumes and the timing of performance and delivery obligations. As of June 30, 1999 we had written call options for which there are no offsetting positions. These options represent 20,000 mmbtu/day and are for the period July 1999 through October 1999. In connection with these call options we collected a premium of $152,050 which has been included in "trading and transportation revenues." During the six months ended June 30, 1999, gains of $1.2 million were recognized in connection with these activities and are included in "trading and transportation revenues."

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

Interest Rate Swaps

In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our previous hedging agreements. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $1.2 million annual impact on pre-tax income, based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

Total Return Equity Swap


In 1999 we entered into two total return equity swap agreements with a financial institution. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. We have the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000.

On May 24, 1999 we entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock at a price of $11.9875. We have the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

If we decide not to purchase the shares on or before the termination of either agreement, we will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, we may cover any losses by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We will also pay certain commissions and finance costs. At June 30, 1999 the aggregate fair market value of HSR's common stock in excess of the underlying option price attributable to such shares was $6.6 million.

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

Based upon our assessment and corrective efforts to date, we believe that most of our IT systems are currently Year 2000 compliant. Those systems that remain non-compliant generally require only upgrading or installation of software correction packages which have been identified and which are available. Few, if any, of our IT systems will require replacement. We currently expect to have substantially all of our IT systems in compliance by September 30, 1999.

Virtually all of our non-IT systems are provided by third parties. We have reviewed our critical path non-IT systems in the D-J Basin. The primary mechanisms of concern to us were the well control units that electronically control production from each of the wells. Many of these contain embedded chip technology. Based on written representations of the manufacturers, however, we believe that these systems are Year 2000 compliant. Our assessment of non-IT office systems, such as fax machines and copiers has been completed. We have contacted the third-party providers or manufacturers of these non-IT office systems and have obtained representations that such systems are Year 2000 compliant.

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

We have determined that our most reasonably likely worst case scenario would be a failure of third-party systems necessary to move gas from our wells in the D-J Basin to the market. In order to assess and mitigate risks in this regard, we have organized a group of appropriate personnel from companies that are interdependent for purposes of producing, gathering, compressing, transporting and processing gas in the D-J Basin along the KN gathering system. An initial meeting of these parties was held on March 2, 1999, with each company reviewing the state of readiness of its critical path equipment in this integrated system. The initial meeting revealed that all of the relevant equipment is either believed to be compliant or expected to be compliant by the summer of 1999, and that any failures can be manually overridden. However, the system appears to be vulnerable to either a failure of utility power for the processing plants or a failure of the pipeline owned by BP/Amoco that transports plant liquids from BP/Amoco's Wattenberg gas plant. The parties are investigating the state of readiness of these systems. The members of the group also agreed to communicate significant information to each other on a periodic basis, and to meet again in August of 1999. That meeting is now being scheduled.

We have also begun efforts to organize a similar group of parties connected to the Duke gathering and processing system, the other major gas system in the D-J Basin. We are currently in discussions with Duke concerning this matter, and hope to have a comprehensive meeting in the next few weeks.

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

On July 28, 1998, JW Resources, Inc. brought suit against HSR and HSRTW, Inc. in the United States District Court for the Northern District of Texas, Amarillo Division (JW Resources, Inc. v. HS Resources, Inc. and HSRTW, Inc., Civil Action No. 2:98-CV-275). HSRTW, Inc. is now Questar Exploration and Production Company, and is a subsidiary of Questar Corp. This case, which was discussed in our report on Form 10-Q filed May 14, 1999, has now been settled and dismissed with prejudice by the court.

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

Based on our current knowledge and our expectation of proportionate reimbursement from other parties who utilized the facility, we do not believe that our share of the reclamation costs will have a material impact on our financial condition or results of operations. By agreement with other contributing parties, we are currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, our percentage share of overall costs may be reduced to as low as 40%. We have spent approximately $1.2 million on our behalf to date on the project. Our share of total costs associated with the project are currently estimated to be approximately $1.3 million. The remaining estimated liability has been accrued at June 30, 1999.

On March 25, 1999, we voluntarily reported to the United States Corps of Engineers the likely violation of Section 404 of the Clean Water Act in connection with several of the HSR operated drillsites in southern Louisiana. Operations on several drillsites have disturbed wetlands areas without the required advance permitting. We agreed to promptly conduct wetlands delineations on all suspect sites and to submit such data to the Corps for after-the-fact permitting. This effort is now complete. The Corps issued a routine cease and desist order to HSR prohibiting any further unpermitted wetlands disturbance, but not interfering with continuation of production or operations on new wells. Responsibility for disposition of this matter, has now been transferred to Region 6 of the Environmental Protection Agency. We cannot predict whether any fines will be issued in connection with the violations; however, we do not believe the outcome of this proceeding will have a material adverse impact on HSR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements."

Item 2.  Changes in Securities  None.

Item 3.  Defaults Upon Senior Securities  None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of the stockholders on May 27, 1999. The following matter was submitted to a vote of the stockholders: To elect P. Michael Highum and Michael J. Savage to serve as directors of HSR. The matter was approved by our stockholders at the meeting.

Item 5.  Other Information  None.

Item 6.  Exhibits and Reports on Form 8-K


     a.  Exhibits.

Exhibit
Number   Description

3.1 Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-52774, filed October 2, 1992.)

3.2 Certificate of Amendment of Certificate of Incorporation filed November 30, 1998. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 14, 1999.)

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

27*      Financial Data Schedule


*  Filed herewith


     b. Reports on Form 8-K.


        Report dated May 13, 1999, filing the May 4, 1999 press release in connection with the Company's first quarter earnings release. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HS RESOURCES, INC.



Dated:   August 13, 1999         By: /s/JAMES E. DUFFY
                                    -------------------------------------------

                                     James E. Duffy
                                     Vice President and Chief Financial Officer


                                 By: /s/ ANNETTE MONTOYA
                                    -------------------------------------------

                                     Annette Montoya
                                     Vice President and Principal Accounting
                                     Officer

                               INDEX TO EXHIBITS

Exhibit
Number             Description
------             -----------


27                Financial Data Schedule