Form 10-Q
period 1999-09-30
HS RESOURCES INC
filed 1999-11-15
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission file number      0-18886
                      ----------------------------------------------------------

                               HS RESOURCES, INC .
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      94-3036864
----------------------------------------     -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                94111
    ------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (415) 433-5795
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on October 31, 1999: 18,797,814 after deducting 729,990 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Financial Statements:

         Consolidated Balance Sheets - September 30, 1999 (Unaudited) and
         December 31, 1998........................................................................................3

         Unaudited Consolidated Statements of Operations - For the Three Months
         and Nine Months Ended September 30, 1999 and 1998........................................................5

         Consolidated Statements of Stockholders' Equity - For the Years Ended
         December 31, 1998 and 1997 and the Nine Months Ended
         September 30, 1999 (Unaudited)...........................................................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Nine Months Ended September 30, 1999 and 1998....................................................7

         Notes to Unaudited Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings & Environmental Issues................................................................34

Item 2.  Changes in Securities...................................................................................35

Item 3.  Defaults Upon Senior Securities.........................................................................35

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................35

Item 5.  Other Information.......................................................................................35

Item 6.  Exhibits and Reports on Form 8-K........................................................................36

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                               HS Resources, Inc.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998


                                                                                  September 30,
                                                                                      1999            December 31,
                                                                                   (Unaudited)           1998
                                                                                  -------------      -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $   3,943,280      $   9,658,697
    Margin deposits                                                                   3,246,104            621,765
    Accounts receivable
         Oil and gas sales                                                           30,219,095         20,528,042
         Trading and transportation                                                  21,007,991         14,011,992
         Trade                                                                        4,620,992          4,079,887
         Other                                                                       10,220,560          8,276,930
    Lease and well equipment inventory, at cost                                         874,047            709,985
    Prepaid expenses and other                                                        1,877,042          2,378,092
    Notes receivable from officers for exercise of stock options (Note 6)             1,543,534                 --
                                                                                  -------------      -------------
         Total current assets                                                        77,552,645         60,265,390
                                                                                  -------------      -------------

OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
    Undeveloped acreage                                                             108,145,495        108,029,622
    Costs subject to depreciation, depletion and amortization                       859,797,727        816,633,609
    Less accumulated depreciation, depletion and amortization                      (214,298,144)      (175,729,105)
                                                                                  -------------      -------------
         Net oil and gas properties                                                 753,645,078        748,934,126
                                                                                  -------------      -------------

GAS GATHERING AND TRANSPORTATION FACILITIES,
    at cost, net of accumulated depreciation of $1,844,552
    and $1,616,576 at September 30, 1999 and December 31, 1998, respectively          4,506,529          4,274,544
                                                                                  -------------      -------------
WORKOVER RIGS AND OTHER EQUIPMENT,
    at cost, net of accumulated depreciation of $21,392
         at September 30, 1999                                                          840,821                 --
                                                                                  -------------      -------------
OTHER ASSETS
    Deferred charges and other, net                                                   9,511,381         11,001,725
    Office and transportation equipment and other property,
         net of accumulated depreciation of $6,300,598 and $5,883,372
         at September 30, 1999 and December 31, 1998, respectively                    2,379,506          3,017,825
    Notes receivable from officers for exercise of stock options and issuance
         of common stock (Note 6)                                                       796,511          2,245,813
    Goodwill, net of accumulated amortization of $1,170,000 and $900,000
         at September 30, 1999 and December 31, 1998, respectively                    2,430,000          2,700,000
                                                                                  -------------      -------------
         Total other assets                                                          15,117,398         18,965,363
                                                                                  -------------      -------------
TOTAL ASSETS                                                                      $ 851,662,471      $ 832,439,423
                                                                                  =============      =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               HS Resources, Inc.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                                                  September 30,
                                                                                      1999           December 31,
                                                                                   (Unaudited)           1998
                                                                                  -------------      -------------
Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable
        Trade                                                                     $  16,987,525      $  21,408,518
        Revenue                                                                      37,093,248         20,915,255
        Gas purchases                                                                 7,412,050          7,237,935
    Accrued expenses
        Ad valorem and production taxes                                              10,440,289         12,027,297
        Interest                                                                     12,605,989          6,665,508
        Other                                                                         4,493,586          7,381,932
    Income taxes payable                                                                 37,809          2,792,929
    Oil and gas production note payable                                                      --            734,696
                                                                                  -------------      -------------
        Total current liabilities                                                    89,070,496         79,164,070
                                                                                  -------------      -------------
Accrued Ad Valorem Taxes                                                             11,675,346         12,450,721
                                                                                  -------------      -------------
Deferred Revenue                                                                      1,472,554          8,908,363
                                                                                  -------------      -------------
Long-Term Bank Debt                                                                 234,000,000        230,000,000
                                                                                  -------------      -------------
9 7/8% Senior Subordinated Notes,
    due 2003, net of unamortized discount of  $243,750 and $287,625
    at September 30, 1999 and December 31, 1998,  respectively                       74,756,250         74,712,375
                                                                                  -------------      -------------
9 1/4% Series A Senior Subordinated Notes,
    due 2006, net of unamortized discount of $553,612 and $611,887
    at September 30, 1999 and December 31, 1998, respectively                       149,446,388        149,388,113
                                                                                  -------------      -------------
9 1/4% Series B Senior Subordinated Notes,
    due 2006, net of unamortized discount of $3,785,156 and $4,183,594
    at September 30, 1999 and December 31, 1998, respectively                        81,214,844         80,816,406
                                                                                  -------------      -------------
Deferred Income Taxes                                                                49,275,703         44,137,897
                                                                                  -------------      -------------
Commitments and Contingencies
Stockholders' Equity
    Preferred stock                                                                          --                 --
    Common stock, $.001 par value, 50,000,000 shares authorized;
        19,527,804 and 19,126,820 shares issued and outstanding
        at September 30, 1999 and December 31, 1998, respectively                        19,528             19,127
    Additional paid-in capital                                                      191,121,160        188,195,831
    Retained deficit                                                                (20,954,414)       (25,988,247)
    Deferred compensation                                                            (2,200,461)        (1,749,256)
    Treasury stock, at cost, 729,356 and 801,200 shares at September 30, 1999
        and December 31, 1998, respectively                                          (7,234,923)        (7,615,977)
                                                                                  -------------      -------------
        Total stockholders' equity                                                  160,750,890        152,861,478
                                                                                  -------------      -------------
Total Liabilities and Stockholders' Equity                                        $ 851,662,471      $ 832,439,423
                                                                                  =============      =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               HS Resources, Inc.
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                  --------------------------------      --------------------------------
                                                       1999               1998               1999               1998
                                                  -------------      -------------      -------------      -------------
REVENUES
     Oil and gas sales                            $  43,473,195      $  32,886,639      $ 116,280,737      $ 116,598,918
     Trading and transportation                      11,595,814         13,831,014         32,873,914         41,297,363
     Other gas revenues                               2,280,765          2,068,422          7,322,747          6,213,597
     Interest income and other                          141,025            504,203            410,867          1,147,179
                                                  -------------      -------------      -------------      -------------
         Total revenues                              57,490,799         49,290,278        156,888,265        165,257,057
                                                  -------------      -------------      -------------      -------------
EXPENSES
     Production taxes                                 3,371,829          2,068,382          7,656,472          7,825,088
     Lease operating                                  6,775,850          7,798,458         20,936,348         23,112,543
     Cost of trading and transportation              10,996,241         12,549,802         31,441,918         38,910,181
     Depreciation, depletion and amortization        13,069,971         15,387,360         40,471,725         47,319,976
     Exploratory and abandonment                      4,358,552          1,335,325          9,097,872          3,008,098
     Geological and geophysical                       1,293,161          3,411,793          4,780,200         11,241,214
     Impairment and (gain)/loss on
         sales of oil and gas properties             (2,327,765)         6,742,393         (1,227,652)         6,669,722
     General and administrative                       1,467,233          2,247,918          3,942,160          6,238,365
     Interest                                        10,717,362         10,888,574         31,657,020         32,740,649
                                                  -------------      -------------      -------------      -------------
         Total expenses                              49,722,434         62,430,005        148,756,063        177,065,836
                                                  -------------      -------------      -------------      -------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                 7,768,365        (13,139,727)         8,132,202        (11,808,779)
PROVISION (BENEFIT) FOR INCOME TAXES                  2,959,747         (5,006,236)         3,098,369         (4,499,145)
                                                  -------------      -------------      -------------      -------------
NET INCOME (LOSS)                                 $   4,808,618      $  (8,133,491)     $   5,033,833      $  (7,309,634)
                                                  =============      =============      =============      =============
BASIC EARNINGS (LOSS) PER SHARE                   $        0.26      $       (0.43)     $        0.27      $       (0.39)
                                                  =============      =============      =============      =============
DILUTED EARNINGS (LOSS) PER SHARE                 $        0.25      $       (0.43)     $        0.27      $       (0.39)
                                                  =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                     18,798,000         18,796,000         18,664,000         18,619,000
                                                  =============      =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ASSUMING DILUTION                   19,131,000         18,796,000         18,815,000         18,619,000
                                                  =============      =============      =============      =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               HS Resources, Inc.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997
                  and the Nine Months Ended September 30, 1999


                                              Common Stock        Additional     Retained                        Treasury Stock
                                           -------------------     Paid-In       Earnings       Deferred     ----------------------
                                             Shares     Amount     Capital       (Deficit)    Compensation    Shares      Amount
                                           ----------  -------   ------------   ------------  ------------   --------   -----------
Balance, December 31, 1996                 17,127,861  $17,128   $163,114,868   $  8,133,368   $  (171,300)  (121,952)  $(1,670,534)
    Purchase of treasury stock                     --       --             --             --            --   (101,247)   (1,398,669)
    Transfer of treasury stock
        to 401(k) Plan                             --       --        (68,011)            --            --     35,894       485,287
    Issuance of common stock for
        Amoco Acquisition                   1,200,000    1,200     19,998,800             --            --         --            --
    Issuance of treasury stock for
        exercise of options including
        income tax benefit                         --       --        (34,355)            --            --     26,947       367,375
    Issuance of restricted stock                2,500        3         44,997             --       (45,000)        --            --
    Amortization of deferred
        compensation                               --       --             --             --        72,000         --            --
    Issuance of common stock                   12,203       12        135,393             --            --         --            --
    Exercise of warrants and options          311,981      312           (312)            --            --         --            --
    Net loss                                       --       --             --    (15,505,158)           --         --            --
                                           ----------  -------   ------------   ------------   -----------   --------   -----------
Balance, December 31, 1997                 18,654,545   18,655    183,191,380     (7,371,790)     (144,300)  (160,358)   (2,216,541)
    Purchase of treasury stock                     --       --             --             --            --   (721,937)   (6,524,268)
    Transfer of treasury stock
        to 401(k) Plan                             --       --          7,419             --            --     39,046       541,568
    Issuance of treasury stock for
        exercise of options including
        income tax benefit                         --       --       (115,247)            --            --     42,049       583,264
    Issuance of restricted stock               32,126       33        427,685             --      (427,718)        --            --
    Amortization of deferred
        compensation                               --       --             --             --       306,547         --            --
    Issuance of performance shares            106,234      106      1,533,913             --    (1,534,019)        --            --
    Exercise of stock options, including
        income tax benefit                    337,021      336      3,200,912             --            --         --            --
    Restricted stock forfeited                 (3,106)      (3)       (50,231)            --        50,234         --            --
    Net loss                                       --       --             --    (18,616,457)           --         --            --
                                           ----------  -------   ------------   ------------   -----------   --------   -----------
Balance, December 31, 1998                 19,126,820   19,127    188,195,831    (25,988,247)   (1,749,256)  (801,200)   (7,615,977)
    Transfer of treasury stock
        to 401(k) Plan                             --       --         50,737             --            --     74,889       712,194
    Issuance of common stock                  235,000      235      1,369,765             --            --         --            --
    Amortization of deferred
        compensation                               --       --             --             --       848,493         --            --
    Issuance of performance shares            132,000      132        997,788             --      (997,920)        --            --
    Issuance of restricted stock               33,984       34        301,744             --      (301,778)        --            --
    Purchase of treasury stock                     --       --             --             --            --    (48,660)     (766,515)
    Issuance of treasury stock for
        exercise of options including
        income tax benefit                         --       --        205,295             --            --     45,615       435,375
    Net income                                     --       --             --      5,033,833            --         --            --
                                           ----------  -------   ------------   ------------   -----------   --------   -----------
Balance, September 30, 1999 (Unaudited)    19,527,804  $19,528   $191,121,160   $(20,954,414)  $(2,200,461)  (729,356)  $(7,234,923)
                                           ==========  =======   ============   ============   ===========   ========   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               HS Resources, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                         September 30,
                                                                 ------------------------------
                                                                      1999             1998
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $   5,033,833    $  (7,309,634)

     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                  40,471,725       47,319,976
          Impairment and (gain)/loss on sales
             of oil and gas properties                              (1,227,652)       6,669,722
          Surrendered and expired acreage                            2,959,862               --
          Amortization of deferred charges, debt issue costs
             and deferred compensation                               3,307,635        1,848,398
          Transfer of treasury stock to 401(k) Plan                    762,931          548,987
          Gain on sale of fixed assets                                      --         (239,349)
          Deferred income tax provision (benefit)                    3,037,806       (4,635,194)
          (Increase) decrease in accounts and notes receivable     (19,171,787)       3,907,934
          Increase in accounts payable
             and accrued expenses                                   17,458,355        3,740,815
          Decrease in deferred revenue, net                         (7,435,809)      (4,378,936)
          Other                                                     (2,913,713)          26,434
                                                                 -------------    -------------
     Net cash provided by operating activities                      42,283,186       47,499,153
                                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                  (48,855,904)     (79,761,623)
     Purchase of unproved and proved properties                             --       (4,636,960)
     Purchase of workover rigs and equipment                          (862,213)              --
     Gas gathering and transportation facilities additions            (459,961)         (27,932)
     Other property additions                                         (285,483)        (519,063)
     Net proceeds from the sale of oil and gas properties            3,384,187      152,524,727
     Proceeds from the sale of fixed assets and other property              --        1,231,447
     (Decrease) increase in property related payables               (6,227,304)       6,633,012
                                                                 -------------    -------------
     Net cash (used in) provided by  investing activities          (53,306,678)      75,443,608
                                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                             52,000,000       55,000,000
     Repayments of debt                                            (48,000,000)    (174,000,000)
     Issuance of common stock                                          610,625               --
     Exercise of options                                               640,670          468,338
     Purchase of treasury stock                                       (766,515)      (4,506,135)
     Payment of officer note and interest                              823,295               --
                                                                 -------------    -------------
     Net cash provided by (used in) financing activities             5,308,075     (123,037,797)
                                                                 -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (5,715,417)         (95,036)
     Cash and cash equivalents, beginning of period                  9,658,697        6,907,708
                                                                 -------------    -------------
     Cash and cash equivalents, end of period                    $   3,943,280    $   6,812,672
                                                                 =============    =============
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                  $  23,215,839    $  22,104,251
     Cash paid for income taxes, net of reimbursements           $     729,384    $     611,758
                                                                 =============    =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    General

         HS Resources, Inc. (the "Company" or "HSR"), a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops and exploits oil and gas properties. The Company's properties are primarily located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast and to a lesser extent the Northern Rocky Mountains. The Company, through its wholly owned subsidiary, HS Energy Services, Inc. ("HSES"), markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at September 30, 1999, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position, these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

Note 2.  Summary of Significant Accounting Policies

FINANCIAL INSTRUMENTS The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are deferred and recognized as "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas) in the period during which the underlying physical transactions occur. Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions. In the event energy related financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy related financial instruments at the time of the termination remain deferred until the period of physical delivery unless both the energy related financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

EARNINGS PER SHARE In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement provides computation, presentation and disclosure requirements for earnings per share ("EPS"). The new standard was adopted by the Company for the fiscal year ended 1997 and all prior periods have been retroactively adjusted. In the quarter and nine months ended September 30, 1999, the dilutive impact was 333,000 and 151,000 shares, respectively. There was no dilutive impact to weighted average shares for the quarter and nine months ended September 30, 1998.

Note 3.  Pro forma Statements

The following table sets forth condensed unaudited pro forma operating results of the Company for the nine months ended September 30, 1999 and 1998. The condensed pro forma operating results assume the divestiture of the Company's Mid-Continent oil and gas subsidiary, HSRTW, Inc., to Universal Resources Corp., occurred on January 1, 1998. The condensed pro forma results are not necessarily indicative of the results of operations had the divestiture been consummated on January 1, 1998, and may not necessarily be indicative of future performance. The September 30, 1999 amounts reflect the actual activity for the nine months then ended. Amounts in thousands, except per share amounts.

                               Nine Months Ended September 30,
                               -------------------------------
                                         (Unaudited)
                                      1999         1998
                                    --------     --------
Revenues                            $156,888     $147,614
Net income                          $  5,034     $    823
Basic earnings per share            $   0.27     $   0.04
Diluted earnings per share          $   0.27     $   0.04
Weighted average number of
      common shares outstanding       18,664       18,619
Weighted average number of
      common shares outstanding
      assuming dilution               18,815       18,706

Note 4.  Issuance of Performance Shares

In May 1998, the Company's stockholders approved amendments to the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares have a base vesting schedule over nine years with accelerated vesting to occur no earlier than one-fourth of the shares in each of the first four years. In 1998, the Company issued 106,234 performance shares. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals. In April 1999, following the Company's change to successful efforts accounting, the earnings measure for determining return on equity as originally stated in the 1998 amendments to the Plan was changed to allow that value measure to operate as originally intended. Following that change, the Board of Directors determined that the 1998 value measures applicable to the performance shares issued in 1998 were fully met. As a result, one fourth of these performance shares have now vested. Additional amortization expense of approximately $200,000 was recorded in the first quarter of 1999 related to the vesting of these shares. In the second quarter of 1999, the Company issued 132,000 performance shares and recorded deferred compensation of approximately $1.0 million.

Through the first nine months of 1999, the Company has amortized deferred compensation for all performance shares issued assuming achievement of defined performance goals.

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

In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). In accordance with EITF Issue 98-10 the Company records energy trading contracts at fair value on the balance sheet, with the changes in fair value included in earnings.

Note 6.  Related Party Transactions

In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of September 30, 1999, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes maturing in two years from the date of issuance.
The notes bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is prime plus 0.25% per annum. The prime rate as of September 30, 1999 was 8.25%. In the third quarter of 1999, principal and accrued interest in the amount of $823,295 was repaid.

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

If the Company decides not to purchase the shares on or before the termination of either agreement, the Company will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, the Company may cover any losses by issuing common stock to the financial institution if it chooses to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. The Company will also pay certain commissions and finance costs. At September 30, 1999 the aggregate fair market value of the Company's common stock in excess of the underlying option price attributable to such shares was approximately $8.0 million.

Note 8.  Business Segment Information (in thousands)

The Company is an independent energy company engaged in the following activities:

o acquisition, development, exploitation, exploration and production of oil and gas

o        marketing of oil and gas



                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                        ------------------------      ------------------------
                                                          1999            1998           1999          1998
                                                        ---------      ---------      ---------      ---------
OPERATING REVENUES:
     Oil and gas sales D-J Basin                        $  39,423      $  30,900      $ 110,682      $ 103,686
     Oil and gas sales Gulf Coast                           6,282            286         12,754          1,471
     Oil and gas sales Mid-Continent and other                 49          3,769            167         17,655
     Trading and transportation                            47,800         35,297        117,812        109,155
     Intersegment eliminations                            (36,205)       (21,466)       (84,938)       (67,857)
                                                        ---------      ---------      ---------      ---------
                                                        $  57,349      $  48,786      $ 156,477      $ 164,110
                                                        =========      =========      =========      =========
OPERATING INCOME (LOSS):
     D-J Basin                                          $  17,938      $   9,784      $  45,329      $  40,101
     Gulf Coast                                              (204)        (3,718)        (2,392)       (10,654)
     Mid-Continent and other                                1,826         (7,379)           145         (4,306)
     Trading and transportation                             1,138          1,689          3,107          3,945
     Intersegment eliminations                               (647)          (507)        (1,999)        (1,859)
                                                        ---------      ---------      ---------      ---------
OPERATING INCOME                                           20,051           (131)        44,190         27,227
     Other income and expense                             (12,283)       (13,009)       (36,058)       (39,036)
                                                        ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                       $   7,768      $ (13,140)     $   8,132      $ (11,809)
                                                        =========      =========      =========      =========
IDENTIFIABLE ASSETS (AT SEPTEMBER 30):
     Oil and gas properties D-J Basin                   $ 939,412      $ 891,323      $ 939,412      $ 891,323
     Oil and gas properties Gulf Coast                     30,333         23,595         30,333         23,595
     Oil and gas properties Mid-Continent and other         5,411         11,261          5,411         11,261
     Trading and transportation                             3,843          3,735          3,843          3,735
     Corporate                                              8,438          8,427          8,438          8,427
                                                        ---------      ---------      ---------      ---------
                                                        $ 987,437      $ 938,341      $ 987,437      $ 938,341
                                                        =========      =========      =========      =========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
     Oil and gas properties D-J Basin                   $  11,835      $  12,875      $  37,121      $  37,559
     Oil and gas properties Gulf Coast                        879             68          2,134            324
     Oil and gas properties Mid-Continent and other             8          1,969             23          7,931
     Trading and transportation                               108            100            324            302
     Corporate                                                240            376            870          1,204
                                                        ---------      ---------      ---------      ---------
                                                        $  13,070      $  15,388      $  40,472      $  47,320
                                                        =========      =========      =========      =========
CAPITAL EXPENDITURES AND ACQUISITIONS:
     Oil and gas properties D-J Basin                   $  15,778      $  16,021      $  37,240      $  58,724
     Oil and gas properties Gulf Coast                      3,409          3,994         11,214         10,134
     Oil and gas properties Mid-Continent and other           630          3,956          1,724         15,569
     Trading and transportation                                 2             --             56             --
     Corporate                                                 50             (5)           229            519
                                                        ---------      ---------      ---------      ---------
                                                        $  19,869      $  23,966      $  50,463      $  84,946
                                                        =========      =========      =========      =========

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

Through the Amoco acquisition and related consolidation in the D-J Basin, coupled with our exploration successes in the Gulf Coast, we have materially increased our available low-risk, high-return projects. However, to complete the Amoco acquisition we were required to borrow funds, which significantly increased our leverage ratios. To partially reduce this increase in debt we sold the majority of our Mid-Continent asset base and utilized the proceeds to pay down debt under our senior credit facility. See "Liquidity and Capital Resources -- Financing Sources."

Following the Mid-Continent sale, we now operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. As of September 30, 1999, approximately 91% of our production (on an energy equivalent basis) came from the D-J Basin and 9% from the Gulf Coast. We will continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We will also continue our strategically important and profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

OIL AND GAS PRICES Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In 1998 and early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant reductions in the operating and financial margins of oil and gas producers. The downturn in oil prices was attributable to a global oversupply of crude oil resulting from the economic difficulties in Asia, Russia and elsewhere, high levels of production by certain OPEC and non-OPEC producers and warm weather in the United States. Gas prices were also low primarily due to above-normal winter temperatures in both 1997 and 1998, resulting in excess supplies of gas in winter storage. Additionally, low oil prices have had a depressing effect on the price of liquids recovered from natural gas. Thus, the early 1999 low oil price environment further diminished the overall price received for our gas production. As a result of these factors, the weighted average price we realized per barrel of oil, excluding hedging benefits, for the three months ended March 31, 1999 was $11.43 compared to $14.77 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging benefits, were $1.68 for the three months ended March 31,1999, compared to $2.16 in the comparable period in 1998. In April 1999, both oil and gas prices began to recover, particularly compared to the prior year when prices were declining, resulting in HSR realizing an average price per barrel of oil, excluding hedging effects, for the three months ended September 30, 1999 of $20.14 compared to $12.29 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging benefits, were $2.42 for the three months ended September 30, 1999 compared to $1.64 in the comparable period in 1998.

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

PSCO and CIG, through a jointly owned affiliate, recently began operating a newly expanded 270 MMcfd capacity line between the Colorado Front Range market area and Wyoming. This line operates independently and not as part of PSCO's local distribution system. Additionally, a subsidiary of KN Energy, Inc. (now Kinder Morgan, Inc.) ("KN") has been granted authority to build a 250 MMcfd capacity pipeline. Construction has not commenced on the KN line, and it is uncertain whether this line will be built in the near future. The PSCO line is expected to eliminate some portion of the advantage HSR currently has over Wyoming producers for direct sales in the Colorado Front Range market, as it increases the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of one or both of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. To date, the increased export capacity from the D-J Basin on the PSCO line, combined with increased demand from and transportation to West Coast markets out of Wyoming, have strengthened the overall market for D-J Basin gas compared to several years ago. Given the narrowing of the spread between CIG and Mid-Continent indices, we do not anticipate any material adverse changes to D-J Basin gas prices as a result of the new pipelines.

In recent months, gas prices both in the D-J Basin and nationwide have generally recovered from the lows experienced this past winter. However, we cannot predict future trends in gas prices. The uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in our profitability.

RESULTS OF OPERATIONS During 1999 we continued our drilling and development activities to exploit the larger number of development opportunities in the D-J Basin resulting from the Amoco acquisition. We also continued our exploitation and exploration activities in the Gulf Coast region. At September 30, 1999 we owned interests in more than 3,890 producing wells (of which we operated more than 2,820) compared to approximately 4,400 wells (of which we operated more than 2,880) at September 30, 1998. The decline in well count results primarily from our sale of properties to Southwestern Eagle and our property trade with Patina. Our results of operations have been significantly affected by the Amoco acquisition, by our drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by our exploration, exploitation and development activities.

Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND  1998

D-J BASIN
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)




                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                            ------------------------      -----------------------
                                              1999           1998            1999         1998
                                            ---------      ---------      ---------     ---------
Production:
   Oil (Bbl)                                      513            588          1,596         1,804
   Gas (Mcf)                                   13,072         12,444         39,468        35,776
   Mcfe                                        16,149         15,969         49,044        46,602
   Boe                                          2,692          2,661          8,174         7,767

Prices:
   Average realized oil price ($/Bbl)       $   20.02      $   13.46      $   15.39     $   15.19
   Average realized gas price ($/Mcf)       $    2.06      $    1.67      $    2.00     $    1.96


Operating Revenues:
   Oil and gas sales                        $  37,142      $  28,694      $ 103,359     $  97,380
   Other gas revenues                           2,281          2,206          7,323         6,306
                                            ---------      ---------      ---------     ---------
                                               39,423         30,900        110,682       103,686
                                            ---------      ---------      ---------     ---------

Operating Costs and Expenses:
   Production taxes                             3,004          1,796          6,899         6,531
   Lease operating                              6,531          6,659         20,382        18,853
   Depreciation, depletion
     and amortization                          11,835         12,875         37,121        37,559
   Exploratory and abandonment                     92            490            657           828
   Geological and geophysical                     119            642            222         1,233
   Impairment and (gain)/loss
     on sales of oil and gas properties           (96)        (1,346)            72        (1,419)
                                            ---------      ---------      ---------     ---------
                                               21,485         21,116         65,353        63,585
                                            ---------      ---------      ---------     ---------
Operating Income                            $  17,938      $   9,784      $  45,329     $  40,101
                                            =========      =========      =========     =========

GENERAL We have been active in the D-J Basin for more than 17 years. Over the past several years we have further consolidated our position as a result of the acquisition in June 1996 of all of the D-J Basin properties of Basin Exploration, Inc. and the December 1997 Amoco acquisition. During 1998 a substantial exploitation program was undertaken consisting of more than 450 separate activities including refracs, recompletions, deepenings and new wells. During the nine months ended September 30, 1999 we continued the exploitation program by completing approximately 250 additional activities.

OIL AND GAS REVENUES D-J Basin revenues increased by 28% for the three months ended September 30, 1999 and by 7% for the nine months ended September 30, 1999 compared to the comparable prior year periods. The increase in revenues for the three month period ended September 30, 1999 as compared to the same period in 1998 was due primarily to a higher realized weighted average price. The increase in revenues for the nine month period ended September 30, 1999 was due to a higher realized weighted average price in 1999 as well as an increase in production. Other gas revenues from the sale of tax credits fluctuate with changes in our production. As a result, other gas revenues remained relatively flat for the three month period ended September 30, 1999 and increased for the nine month period ended September 30, 1999 compared to the comparable prior year periods.

PRODUCTION EXPENSES Lease operating expense ("LOE") decreased both on an absolute and an Mcfe basis for the quarter ended September 30, 1999 and increased for the nine months ended September 30, 1999 compared to the comparable prior year periods. LOE per Mcfe was $0.40 and $0.42 ($2.43 and $2.50 per Boe) for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, LOE per Mcfe was $0.42 and $0.40 ($2.49 and $2.43 per Boe), respectively. The decrease for the quarter ended September 30, 1999 is mainly due to a decrease in workover costs in 1999 which was partially offset by an increase in COPAS charges. The increase for the nine month period ended September 30, 1999 is due to an increase in COPAS charges and workover costs. The increase in COPAS charges is due to an increase in the COPAS escalation factor as of April 1, 1999 in accordance with COPAS guidelines. Production taxes increased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods. The increase for the quarter ended September 30, 1999 is due to higher realized prices. The increase for the nine months ended September 30, 1999 is due to higher realized gas prices which were partially offset by an adjustment we recorded in the second quarter to reduce the ad valorem tax accrual rate for 1998 and 1999 to the rate actually paid in 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION Depreciation, depletion and amortization ("DD&A"), a non-cash expense, decreased on an Mcfe basis for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods. We adjusted our DD&A rate in the second quarter of 1999 to reflect mid-year reserve revisions. The weighted average depletion rate for the D-J Basin was $0.73 compared to $0.80 per Mcfe, ($4.36 compared to $4.81 per Boe) for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 the weighted average depletion rate for the D-J Basin was $0.75 compared to $0.80 per Mcfe ($4.51 compared to $4.81 per Boe), respectively.

EXPLORATORY AND ABANDONMENT COSTS Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and certain salaries and related overhead costs ("overhead") directly related to exploratory activities. Exploratory and abandonment costs decreased by $398,000 and $171,000 for the quarter and nine months ended September 30, 1999, respectively, compared to the comparable prior year periods mainly due to a decrease in exploratory dry hole costs.

GEOLOGICAL AND GEOPHYSICAL COSTS Geological and geophysical ("G&G") costs include costs for seismic activity as well as certain overhead costs directly attributable to G&G activity. G&G costs decreased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods due to a reduced level of seismic activity in the Greater D-J project area.

GULF COAST
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                          ----------------------      ----------------------
                                            1999          1998          1999          1998
                                          --------      --------      --------      --------
Production:
   Oil (Bbl)                                    69             7           173            17
   Gas (Mcf)                                 1,740           100         4,005           559
   Mcfe                                      2,153           142         5,043           659
   Boe                                         359            24           841           110

Prices:
   Average realized oil price ($/Bbl)     $  20.21      $  11.92      $  16.62      $  11.60
   Average realized gas price ($/Mcf)     $   2.81      $   2.03      $   2.47      $   2.29


Operating Revenues:
   Oil and gas sales                      $  6,282      $    286      $ 12,754      $  1,471
   Other gas revenues                           --            --            --            --
                                          --------      --------      --------      --------
                                             6,282           286        12,754         1,471
                                          --------      --------      --------      --------

Operating Costs and Expenses:
   Production taxes                            349            19           714            93
   Lease operating                             201            23           396            73
   Depreciation, depletion
     and amortization                          879            68         2,134           324
   Exploratory and abandonment               4,079           630         7,995         1,834
   Geological and geophysical                  978         2,203         3,907         8,740
   Impairment and loss on sales
     of oil and gas properties                  --         1,061            --         1,061
                                          --------      --------      --------      --------
                                             6,486         4,004        15,146        12,125
                                          --------      --------      --------      --------
Operating Loss                            $   (204)     $ (3,718)     $ (2,392)     $(10,654)
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

OIL AND GAS REVENUES Oil and gas revenues increased significantly for the quarter and nine months ended September 30, 1999 as compared to the comparable prior year periods as a result of an increase in production and prices. We drilled 18 gross (9.7 net) wells in the nine months ended September 30, 1999 of which 10 gross (4.8 net) were successful. Of the total wells drilled to date, six gross (2.4 net) wells are currently awaiting pipeline hookup.

EXPLORATORY AND ABANDONMENT COSTS Exploratory and abandonment costs increased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods as a result of an increase in our exploratory drilling activity. In 1999 we expensed five dry holes in the third quarter and eight dry holes for the nine month period. Only one dry hole was expensed during the nine months ended September 30, 1998. We also expensed $0.9 million and $2.8 million of expired acreage costs in the quarter and nine months ended September 30, 1999, respectively.

GEOLOGICAL AND GEOPHYSICAL COSTS G&G costs decreased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods. The reduction in G&G costs is attributable to the progression from G&G evaluation of project areas to drilling activity in those areas.

MID-CONTINENT AND OTHER
OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                             Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                           ----------------------      ----------------------
                                             1999          1998          1999          1998
                                           --------      --------      --------      --------
Production:
    Oil (Bbl)                                     1            59             1           222
    Gas (Mcf)                                    23         1,835           111         7,631
    Mcfe                                         25         2,189           115         8,965
    Boe                                           4           365            19         1,494

Prices:
    Average realized oil price ($/Bbl)     $  17.90      $   9.27      $  18.40      $  13.00
    Average realized gas price ($/Mcf)     $   1.87      $   1.83      $   1.40      $   1.95


Operating Revenues:
    Oil and gas sales                      $     49      $  3,752      $    167      $ 17,593
    Other gas revenues                           --            17            --            62
                                           --------      --------      --------      --------
                                                 49         3,769           167        17,655
                                           --------      --------      --------      --------

Operating Costs and Expenses:
    Production taxes                             19           254            44         1,202
    Lease operating                              44         1,116           157         4,187
    Depreciation, depletion
      and amortization                            8         1,969            23         7,931
    Exploratory and abandonment                 187           216           446           346
    Geological and geophysical                  196           566           652         1,268
    Impairment and (gain)/loss on
      sales of oil and gas properties        (2,231)        7,027        (1,300)        7,027
                                           --------      --------      --------      --------
                                             (1,777)       11,148            22        21,961
                                           --------      --------      --------      --------
Operating Income (Loss)                    $  1,826      $ (7,379)     $    145      $ (4,306)
                                           ========      ========      ========      ========


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

Due to the Mid-Continent sale effective September 1, 1998, there were virtually no oil and gas revenues in this segment for the quarter and nine months ended September 30,

 1999. However, in the second and third quarters of 1999 we recorded additional expenses of $2.4 million related to the 1998 sale of the Mid-Continent properties and income from the sale of the Blue Forest Unit and other properties of $3.7 million for a net gain of $1.3 million.

TRADING AND TRANSPORTATION (IN THOUSANDS)

                                             Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                            ---------------------     ---------------------
                                              1999         1998         1999         1998
                                            --------     --------     --------     --------
Operating Revenues:
     Trading and transportation             $ 47,800     $ 35,297     $117,812     $109,155

Operating Costs and Expenses:
     Cost of trading and transportation       46,554       33,508      114,381      104,908
     Depreciation and amortization               108          100          324          302
                                            --------     --------     --------     --------
                                              46,662       33,608      114,705      105,210
                                            --------     --------     --------     --------
Operating Income                            $  1,138     $  1,689     $  3,107     $  3,945
                                            ========     ========     ========     ========


Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating income decreased in the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods primarily as a result of a decrease in derivative transaction gains. HSES experienced better opportunities at attractive risk profiles during the first nine months of 1998 versus the comparable period in 1999. This was particularly noticeable during the third quarter of 1999.


OTHER INCOME AND EXPENSES (IN THOUSANDS)


                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                               -------------------     -------------------
                                 1999       1998         1999       1998
                               -------     -------     -------     -------
Interest income and other      $   141     $   504     $   411     $ 1,147
General and administrative     $ 1,467     $ 2,248     $ 3,942     $ 6,238
Interest                       $10,717     $10,889     $31,657     $32,741
Depreciation                   $   240     $   376     $   870     $ 1,204



INTEREST INCOME AND OTHER INCOME Interest and other income decreased for the quarter and nine months ended September 30, 1999 compared to comparable prior year periods. As a result of the Mid-Continent sale we no longer record income on an interest in a limited partnership.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). Certain G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.08 and $0.12 ($0.48 and $0.74 per Boe), for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, G&A per Mcfe was $0.07 and $0.11 ($0.44 and $0.67 per Boe), respectively. On both an absolute and an Mcfe basis, G&A decreased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods, due primarily to discontinued G&A attributable to the 1998 sale of the Mid-Continent properties and the efficiencies associated with our consolidation program in the D-J Basin.

INTEREST EXPENSE Interest expense decreased for the quarter and nine months ended September 30, 1999 compared to the comparable prior year periods due to the decrease in long-term debt attributable to the repayment of $152 million of bank debt from the proceeds of the Mid-Continent sale. The decrease in interest expense was partially offset by the decrease in capitalized interest on our undeveloped properties.

INCOME TAXES (IN THOUSANDS)

                                   Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                  --------------------       --------------------
                                    1999        1998           1999        1998
                                  -------      -------       -------      -------
Current provision (benefit)       $    --      $    --       $    --      $    --
Deferred provision (benefit)        2,960       (5,006)        3,098       (4,499)
                                  -------      -------       -------      -------
Provision (benefit) for taxes     $ 2,960      $(5,006)      $ 3,098      $(4,499)
                                  =======      =======       =======      =======

Effective tax rate                   38.1%        38.1%         38.1%        38.1%
                                  =======      =======       =======      =======


PROVISION FOR INCOME TAXES We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% as of September 30, 1999 and 1998. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, all of our tax provision in 1999 and 1998 is deferred.

LIQUIDITY AND CAPITAL RESOURCES

Financing Sources

We believe that our current level of debt and leverage is manageable under expected production and pricing levels, since our debt is supported by stable, long-lived producing reserves and by our hedging programs, with short-term product prices partially hedged at prices that support our bank and other interest requirements. We expect cash flows from producing activities to be sufficient to enable us to service our debt for the foreseeable future, absent any major and prolonged period of low commodity prices. We have a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow. As part of an overall financing strategy, we continually evaluate a wide range of future financing alternatives and are not committed to any particular course. In undertaking any future financing transactions, we intend to seek to achieve the optimal capital structure needed to support our long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility.

The borrowing base under our revolving senior bank credit facility with The Chase Manhattan Bank is currently $280 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the Banks' review of our reserves and the Banks' view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of September 30, 1999, $234 million was outstanding under the Chase facility compared to $230 million at December 31, 1998.

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

Capital Commitments

We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the nine months ended September 30, 1999, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $52.0 million, exclusive of capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the full year 1999 will be approximately $75 to $85 million, depending on product prices for the full year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $32.2 million for the nine months ended September 30, 1999 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and anticipate allocating $45 to $50 million to the D-J Basin for all of 1999.

Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the nine months ended September 30, 1999, we incurred total expenditures of $18.0 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating $30 to $35 million to the Gulf Coast projects for all of 1999 for exploration and development activities including land and seismic.

Activities in our Northern Rockies area are planned to utilize our extensive acreage position as a vehicle for generating capital expenditures by third party operators on our acreage. In the third quarter of 1999 much of our effort has been directed toward consolidating operations on our Greater Green River Basin gas projects. We continue to seek value-added partners to test new plays and technologies on our acreage.

We have also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. We believe that we will meet our obligations under these arrangements, which individually and in the aggregate are not material.

Working Capital and Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 1999 was $42.3 million, down from $47.5 million for the same period in 1998 primarily as a result of a reduction in our working capital deficit. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

As of September 30, 1999, we held hedge swap positions as follows:

GAS HEDGES                    Average Daily
                                Quantity        Settlement      Price
     Time Period                 (Mmbtu)         Location     (per Mmbtu)
--------------------------   ---------------    ----------    ----------
October 1999                       50,000          CIG        $    1.900
October 1999                       50,000           NW        $    1.735
October 1999                        5,000           NW        $    2.100
October 1999                       15,000           NW        $    2.130
November 1999-March 2000           10,000          PEPL       $    2.490
November 1999-March 2000            5,000          PEPL       $    2.520
November 1999-March 2000           20,000          PEPL       $    2.700
November 1999-March 2000           10,000           NW        $    2.175
April 2000-October 2000            15,000           NW        $    2.200
April 2000-October 2000             5,000           NW        $    2.200
April 2000-October 2000            10,000           NW        $    2.250

WRITTEN GAS CALLS             Average Daily
                                 Quantity       Settlement      Price
      Time Period                 (Mmbtu)        Location     (per Mmbtu)
--------------------------   ---------------    ----------    ----------
January 2000-December 2000         20,000         NYMEX       $    3.100
January 2001-December 2001         20,000         NYMEX       $    3.000

As of September 30, 1999 we had hedged our expected oil production as follows:

CRUDE HEDGES                 Average Monthly
                                Quantity       Settlement      Price
     Time Period                 (Bbl)          Location     (per Bbl)
--------------------------   ---------------    ----------    ----------
October 1999-December 1999       60,800            WTI        $   15.950
October 1999-December 1999       30,400            WTI        $   16.400
October 1999-December 1999       30,667            WTI        $   14.020
October 1999-March 2000          30,556            WTI        $   13.300

WRITTEN CRUDE CALLS          Average Monthly
                                Quantity        Settlement      Price
     Time Period                 (Bbl)           Location     (per Bbl)
--------------------------   ---------------    ----------    ----------
January 2000-December 2000       61,000            WTI        $   21.400
January 2001-December 2001       60,833            WTI        $   20.400


Additionally, with respect to the hedging of third party gas, we have hedged 4.1 Bcf from July 1999 through October 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of September 30, 1999, we had written crude and natural gas calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

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

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced on a daily basis in terms of contract volumes and the timing of performance and delivery obligations. During the nine months ended September 30, 1999, gains of $1.6 million were recognized in connection with these activities and are included in "trading and transportation revenues." As of September 30, 1999 we had written call options for which there are no offsetting positions. These options represent 60,000 mmbtu/day and are for the month of October 1999. In connection with these call options we collected a premium of $75,950 which has been included in "trading and transportation revenues."

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

If we decide not to purchase the shares on or before the termination of either agreement, we will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, we may cover any losses by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We will also pay certain commissions and finance costs. At September 30, 1999 the aggregate fair market value of HSR's common stock in excess of the underlying option price attributable to such shares was approximately $8.0 million.

Contingencies

In May 1995, we, along with a major oil company, were named as respondents by the EPA in an administrative order brought under RCRA by the EPA against the owner/operator of an oilfield production water evaporation facility. Based on our evaluation of this matter, and after consideration of reserves established, we believe the resolution of this matter will not have a material adverse effect on our financial condition or results of operations. See Part II. Other Information -- Item 1. "Legal Proceedings and Environmental Issues."

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

Based upon our assessment and corrective efforts to date, we believe that most of our IT systems are currently Year 2000 compliant. Only a few non-critical systems remain uncorrected or untested. These systems generally require only upgrading or installation of software correction packages which have been identified and which are available. We currently expect to have these remaining IT systems in compliance by November 30, 1999.

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

Since late in 1998 we have been in the process of identifying our most significant third-party vendors and service providers to determine their state of readiness regarding the Year 2000 problem as it relates to us. Our key third-party providers include gatherers, processors and pipelines, oil and gas purchasers, our banks, the New York Stock Exchange, our transfer agent, the property managers of our leased office space, equipment suppliers, major joint venture partners and others. We have been contacting third-party providers either verbally or in writing and reviewing their public disclosures concerning the Year 2000 problem in an effort to determine whether we are vulnerable to the Year 2000 problems of these third parties.

We have determined that our most reasonably likely worst case scenario would be a failure of third-party systems necessary to move gas from our wells in the D-J Basin to the market. In order to assess and mitigate risks in this regard, we have organized a group of appropriate personnel from companies that are interdependent for purposes of producing, gathering, compressing, transporting and processing gas in the D-J Basin along the KN and Duke gathering systems. Meetings have been held with key producers, and the pipeline and gas plant operators.

Based on the discussions held with these parties, we believe all of the relevant equipment is either compliant or expected to be compliant by the end of 1999, and that any failures can be manually overridden. However, the system appears to be vulnerable to either a failure of utility power for the processing plants or a failure of the pipeline owned by BP/Amoco that transports plant liquids from BP/Amoco's Wattenberg gas plant. The plant representatives stated that they have been given a high degree of assurance that utility systems necessary to run the plants are year 2000 ready.

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

We have considered other potential worst case scenarios including our inability to execute financial transactions with our banks or other third parties whose systems fail or malfunction and the inability to properly account for hedging and trading transactions due to the inability to properly track pricing indices. We currently have no reason to believe that any of these scenarios are likely to occur or that our principal vendors, customers, and business partners will not be Year 2000 compliant. We are not able to develop reasonable contingency plans for dealing with these other worst case scenarios, but we do not believe they are likely to occur. However, the extended failure of certain key third-party systems could potentially have a material adverse effect on us.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Notes to Consolidated Financial Statements" regarding:

     o the allocation of planned capital expenditures and the source of and limits on such expenditures;

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

     o the potential outcome of environmental matters, litigation or other proceedings.


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

On July 28, 1998, JW Resources, Inc. brought suit against HSR and HSRTW, Inc. in the United States District Court for the Northern District of Texas, Amarillo Division (JW Resources, Inc. v. HS Resources, Inc. and HSRTW, Inc., Civil Action No. 2:98-CV-275). HSRTW, Inc. is now Questar Exploration and Production Company, and is a subsidiary of Questar Corp. This case, which was discussed in our report on Form 10-Q filed May 14, 1999, has now been settled and dismissed with prejudice by the court and all significant costs are reflected in the September 30, 1999 financial statements.

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

Based on our current knowledge and our expectation of proportionate reimbursement from other parties who utilized the facility, we do not believe that our share of the reclamation costs will have a material impact on our financial condition or results of operations. By agreement with other contributing parties, we are currently paying approximately 50% of the costs associated with the project, but after recovery from additional liable parties, our percentage share of overall costs may be reduced to as low as 40%. We have spent approximately $1.2 million on our behalf to date on the project. Our share of total costs associated with the project are currently estimated to be approximately $1.3 million. The remaining estimated liability has been accrued at September 30, 1999.

On March 25, 1999, we voluntarily reported to the United States Corps of Engineers the likely violation of Section 404 of the Clean Water Act in connection with several of the HSR operated drillsites in southern Louisiana. Operations on several drillsites have disturbed wetlands areas without the required advance permitting. We agreed to promptly conduct wetlands delineations on all suspect sites and to submit such data to the Corps for after-the-fact permitting. This effort is now complete. The Corps issued a routine cease and desist order to HSR prohibiting any further unpermitted wetlands disturbance on the violation sites. This order does not interfere with continuation of production on producing wells, but is delaying the hookup of two wells. This order does not affect our operations on new wells. Responsibility for disposition of this matter has now been transferred to Region 6 of the Environmental Protection Agency. The EPA has requested, and we are currently producing documents to the EPA in connection with their investigation of the matter. We are unable at this time to predict the outcome of this investigation, although we expect the EPA (or the U.S. Department of Justice, if the matter is transferred) may seek to impose a fine or fines, as well as require mitigation action. The nature of such fines or mitigation cannot be predicted at this time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements."

Item 2. Changes in Securities  None.

Item 3. Defaults Upon Senior Securities  None.

Item 4. Submission of Matters to a Vote of Security Holders  None.

Item 5. Other Information  None.

Item 6.  Exhibits and Reports on Form 8-K


     a.  Exhibits.

Exhibit
Number   Description
-------  -----------
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

10.41*   Seventh Amendment and Supplement to Amended, Restated and Consolidated
         Mortgage, Assignment of Production, Security Agreement and Financing
         Statement dated as of September 1, 1999 among: The Company and The
         Chase Manhattan Bank in its individual capacity, and as agent to the Lenders.

10.42*   Eighth Amendment to Amended and Restated Credit Agreement dated as of
         August 27, 1999 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders.

10.43*   Exchange Agreement dated August 27, 1999 between HS Resources, Inc. and
         Patina Oil & Gas Corporation.


27*      Financial Data Schedule


*  Filed herewith


     b.  Reports on Form 8-K.

         Report dated August 5, 1999, filing the July 27, 1999 press release in connection with the Company's second quarter earnings release. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HS RESOURCES, INC.


Dated:   November 12, 1999       By:  /s/ JAMES E. DUFFY
                                      ------------------------------------------
                                      James E. Duffy
                                      Vice President and Chief Financial Officer

                                 By:  /s/ ANNETTE MONTOYA
                                      ------------------------------------------
                                      Annette Montoya
                                      Vice President and Principal Accounting
                                      Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------
10.41    Seventh Amendment and Supplement to Amended, Restated and Consolidated
         Mortgage, Assignment of Production, Security Agreement and Financing
         Statement dated as of September 1, 1999 among: The Company and The
         Chase Manhattan Bank in its individual capacity, and as agent to the
         Lenders.

10.42    Eighth Amendment to Amended and Restated Credit Agreement dated as of
         August 27, 1999 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders.

10.43    Exchange Agreement dated August 27, 1999 between HS Resources, Inc. and
         Patina Oil & Gas Corporation.


27       Financial Data Schedule