Form 10KSB40
period 1999-12-31
HS RESOURCES INC
filed 2000-03-24
CIK 869295

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-18886
                               HS RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-3036864
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

     ONE MARITIME PLAZA, FIFTEENTH FLOOR                           94111
              SAN FRANCISCO, CA                                  (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 433-5795
                             ---------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

         TITLE OF EACH CLASS OF STOCK               NAME OF EXCHANGE ON WHICH REGISTERED
       Common Stock -- $.001 par value                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant as of the close of business at February 29, 2000: $290,957,799.

     Number of shares of Common Stock outstanding as of the close of business on February 29, 2000: 18,796,552 after deducting 731,138 shares in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement of HS Resources, Inc. to be dated on or before April 30, 2000, are incorporated by reference into Part III. (A definitive proxy statement will be filed with the Commission within the prescribed period.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Part I.
  Item 1.      Business....................................................    3
  Item 2.      Properties..................................................    8
  Item 3.      Legal Proceedings and Environmental Issues..................   13
  Item 4.      Submission of Matters to a Vote of Security Holders.........   14
Part II.
  Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................   15
  Item 6.      Selected Financial Data.....................................   16
  Item 7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   17
  Item 8.      Financial Statements and Supplementary Data.................   39
  Item 9.      Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................   65
Part III.
  Items 10-13..............................................................   65
Part IV.
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.......................................................   65

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     HS Resources, Inc. ("HSR") is an independent energy company engaged in the development, exploitation, exploration, production, acquisition, gathering, transportation and marketing of oil and natural gas. We were organized as a Delaware corporation in 1987. Our activities are all in the continental United States, and all are onshore. Currently we have three primary operating areas -- the Denver-Julesburg Basin in northeast Colorado (the "D-J Basin"), the Gulf Coast area in south Louisiana and southeast Texas, and the northern Rocky Mountain region. These operating areas are described more fully under Item 2. "Properties -- Oil and Gas Properties." We conduct the majority of our oil and gas activities ourselves.

     Our principal subsidiaries are Resource Gathering Systems, Inc. and HS Gathering, L.L.C., which hold our pipeline assets, and HS Energy Services, Inc. ("HSES"), our gas marketing, trading and transportation subsidiary. Our principal executive offices are located at One Maritime Plaza, Fifteenth Floor, San Francisco, California 94111 and our telephone number at that address is
(415) 433-5795.

     During 1999 we produced 2.4 MMBbl of oil and 58.8 Bcf of natural gas, or
73.3 Bcfe (12.2 MMBoe). For the twelve months ended December 31, 1999, we generated net cash flow of $92.5 million and net cash provided by operating activities of $65.0 million. (Please see "Certain Definitions" for definitions of abbreviations and other terms.) More detailed information about our operating results is located in this report under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     At year-end 1999, we recorded proved reserves of 1.11 Tcfe of natural gas (185.3 MMBoe), with estimated pre-tax present value (discounted at 10%) of $1.05 billion. Natural gas constituted approximately 78% of our reserves, and approximately 66% of our reserves were classified as developed. At year-end we owned interests in 4,044 wells, and we operated approximately 72% of them. More detailed information about our reserves is located in this report under Item 2. "Properties -- Oil and Gas Reserves," and more information about our properties is located under Item 2. "Properties -- Oil and Gas Properties."

     Effective December 31, 1998, we changed our method of accounting for our oil and gas properties from the full cost method to the successful efforts method. The financial information for all periods since inception of the Company has been restated to reflect this method.

     In addition, certain transactions in prior periods influence year-to-year comparisons. In December 1997, we acquired from Amoco Production Company all of Amoco's oil and gas properties in the D-J Basin. Effective September 1, 1998, we sold our Mid-Continent oil and gas subsidiary, HSRTW, Inc. for $157.5 million in cash and repaid a portion of our bank debt with the proceeds from our sale. Then, in late 1999, we acquired from Kinder Morgan, Inc. ("KMI") certain natural gas gathering and transmission assets. These transactions are described more fully under "Recent Developments" below.

                               BUSINESS STRATEGY

     Our objective is to build shareholder value by increasing our oil and gas reserves and production. To achieve this objective, our strategy is to (i) consolidate in our core areas, (ii) exploit our existing property base, (iii) pursue focused exploration in prospective areas, and (iv) apply advanced technologies in all areas of our business.

     Consolidation. We have been active in the D-J Basin since 1982, and since that time we have drilled more than 1,300 wells. Throughout that time, we have conducted many engineering, geologic and operational studies in the area, and have accumulated a large database of information and knowledge about the hydrocarbon potential and production characteristics there. This knowledge and experience, combined with our established infrastructure, led us to conclude that the area would benefit from consolidation, both to tap its full potential and to maximize operating efficiencies. Thus, in 1996 we acquired the D-J Basin assets of Basin Exploration, Inc. and Freedom Energy, Inc. In 1997 we acquired Amoco Production Company's D-J Basin properties. In December 1999, we acquired KMI's gas gathering and transmission assets and an ownership interest in the BP Amoco Wattenberg Gas Processing Plant. (This latter transaction is described more fully under "Recent Developments.") We currently operate almost 3,000 wells in the D-J Basin, nearly 1,800 of which are connected to our gathering system. More importantly, our consolidation activities have given us a substantial inventory of projects with reduced operational risk but with attractive rates of return.

     Exploitation. We have several thousand low risk exploitation projects in our inventory, including such activities as drilling infill and other development locations, deepening existing wells to new formations, recompleting new formations in existing wells, and re-stimulating currently producing zones. Recent results of our exploitation program are set forth under Item 2. "Properties -- Oil and Gas Properties."

     Exploration. Our approach to exploration is to focus on plays and projects, rather than individual prospects, where we can use advanced technologies and employ in-house knowledge and expertise to gain a competitive advantage. Currently we have 21 major projects located in the onshore Gulf Coast region, where we have acquired more than 900 square miles of 3-D seismic data. In addition, we are currently working four project areas in the Mid-Continent (Oklahoma) and we have a large acreage position in the Northern Rockies. Recent results of our exploration efforts are set forth under Item 2.
"Properties -- Oil and Gas Properties."

     Technology. Our most visible technology is the application of 3-D seismic in our exploration programs. Use of this technology typically reduces exploratory drilling risk and enhances economic results. Our 3-D seismic inventory includes more than 1,500 square miles of data that have been acquired and are in various stages of interpretation. Other technologies applied by us include reservoir simulators, directional drilling techniques and fully integrated digital databases, each of which aids in the efficient development of oil and gas. In addition, we utilize proprietary systems to enhance operating efficiencies by identifying and high-grading wells for field optimization, further engineering study and field remedial work. Other proprietary systems are planned or under development, including one intended to apply "artificial intelligence" methods to schedule field maintenance activity.

                                   MARKETING

     Gas Marketing. Approximately 25% of our natural gas is subject to a buy/sell arrangement with Duke Energy Field Services that effectively allows us to sell this gas to our marketing subsidiary, HSES at market rates with Duke profiting from a share of the extracted natural gas liquids. Approximately an additional 70% of our gas is sold by HS Resources, Inc. directly to HSES at market rates. HSES then sells the gas to a variety of customers including end users, local distribution companies, pipelines and other marketers. Most contracts are for a short term and provide for market indexed pricing. The natural gas market provides us with numerous potential customers. Thus, we are not dependent on any one customer for the ultimate sale of our gas.

     Oil Marketing. Approximately 50% of our current oil production is subject to a "call" by BP Amoco. In other words, BP Amoco has the right, which it has historically always exercised, to purchase the oil at market rates. Approximately 35% of our current oil production is sold to Conoco, and the rest is sold to other purchasers, all at market rates under contracts for one year or less. The market for crude oil, like that for gas, contains numerous potential customers so that the loss of any one customer would not have an adverse effect on us.

     Trading and Hedging. The gas trading activities of HSES, and our oil and gas hedging program are described under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              RECENT DEVELOPMENTS

     On November 26, 1999 we acquired the Wattenberg gas gathering and transmission assets ("Wattenberg Gathering System") from KMI for an adjusted purchase price of approximately $48 million plus the future assumption of an operating lease which had a present value of $19 million. Although the formal closing of the transaction is scheduled to occur in December of 2001, we have assumed operational control of the system and bear the risks and receive the benefits of ownership.

     The Wattenberg Gathering System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. The low pressure system delivers the gas to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression.

     Nearly 1,800 of our wells are connected to the Wattenberg Gathering System, and our operated production represents more than 65% of the total system daily throughput of approximately 200 million cubic feet of natural gas per day as of year-end 1999. Along with the system, we acquired a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining 93.1% interest in the plant. The acquisition is being accounted for using the purchase method of accounting.

                  INTERNAL REVENUE CODE SECTION 29 TAX CREDITS

     Internal Revenue Code Section 29 provides tax credits for natural gas produced from certain types of reservoirs. The credit is available through the end of 2002. Some, but not all, of our gas production qualifies for this tax credit. However, because much of our net income typically has been sheltered, for tax purposes, by such things as intangible drilling and development costs, these tax credits would have been lost and could not have been carried forward. As a result, we and our professional advisors structured certain transactions through which we have retained a significant portion of the value of the Section 29 tax credits that would otherwise have been lost to us because of our tax position. In each transaction, we convey substantially all of the working interest in credit-qualified properties to a limited liability company owned by one or more large financial institutions. We retain both an option to reacquire the properties and a 100% production payment in the properties until 95% of the net present value of the properties is produced. The effect of the transactions is that we receive the production-related cash flow that we would have received if we were the working interest owner, and the investor receives tax credits. The investor makes an initial payment to us, and makes periodic payments that vary depending on the volume of credit-qualified gas produced. The transactions are structured in accordance with private letter rulings issued by the Internal Revenue Service to third parties. In some cases, the investors obtain private letter rulings that specifically cover our transactions. Through these transactions, we have recognized approximately $10.1 million and $8.6 million of "other gas revenues" associated with the tax credits during the years ended December 31, 1999 and 1998, respectively. We expect to receive approximately $23 million for tax credits for the period 2000 through 2002, based on current production estimates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Beginning in the mid-1980s and continuing until the present, FERC promulgated a series of orders designed to correct perceived market distortions and to make gas markets more competitive by, among other things, removing the transportation barriers to market access. These orders have had a significant impact upon gas markets in the United States and have fostered the development of a large spot market for gas and increased competition for gas markets. As a result of FERC orders, producers can access gas markets directly but face increased competition for those markets and must operate under complex transportation tariffs in order to take advantage of the opportunity to directly market their gas.

     Interstate pipelines continue to be regulated by FERC under the Natural Gas Act. The high pressure transmission line that HSR has acquired from KMI is currently subject to FERC jurisdiction. FERC regulations require extensive reporting, advance approval of system changes or expansion, and control of tariff and rate provisions. While KMI will handle regulatory compliance until closing of the transaction expected in December, 2001, we will have significant reporting obligations to KMI during that period and will be subject to the construction, operation, tariff and rate constraints imposed by FERC.

     Various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature. Some state utility commissions, including the Colorado Public Utilities Commission, now require that intrastate pipeline and local distribution public utilities offer open access, non-discriminatory transportation which allows consumers connected to those systems to contract with producers or other suppliers for gas.

     State and Local Regulation of Drilling and Production. State regulatory authorities have established rules and regulations governing, among other things, permits for drilling and production, drilling and operations, performance bonds, reports concerning operations, discharge, disposal and other waste-related permits, well spacing, unitization and pooling of operations, taxation, environmental and conservation matters. A few states (Texas and Louisiana, for example) also limit production from wells but this currently has no effect on our wells. Some states have also enacted statutes establishing maximum rates of production from oil and gas wells.

     Environmental Regulations. Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. Also, the discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities of HSR to the government and/or third parties. Moreover, we have agreed to indemnify certain sellers of producing properties from whom we have acquired properties against certain liabilities for environmental claims associated with the properties purchased by us. Compliance with environmental laws has not had a material adverse effect upon us to date and we are not aware of any matter that is likely to have a material adverse effect on us in the future. No assurance can be given, however, that existing environmental laws or regulations, as currently interpreted or as may be interpreted in the future, or future laws, regulations and policies will not materially adversely affect our results of operations and financial condition or that material indemnity claims will not arise against us with respect to properties we acquire. For a discussion of particular environmental issues currently affecting the Company, see Item 3. "Legal Proceedings and Environmental Issues," and Note 11 to Consolidated Financial Statements.

     Federal Leases. Operations on federal leases must be conducted in accordance with permits and regulations issued by the Bureau of Land Management or other federal agencies and are subject to a number of other regulatory restrictions. In addition, on certain federal leases prior approval of drillsite operations must be obtained from the Environmental Protection Agency ("EPA"). Although we hold interests in many federal oil and gas leases, very few of our producing operations are located on these leases.

                              TITLE TO PROPERTIES

     We generally obtain a title opinion prior to beginning drilling operations on properties. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Customary royalty interests, liens for current taxes and other matters generally burden our properties. These burdens do not materially interfere with the use or affect the value of such properties. We have mortgaged a portion of our properties to secure borrowings under our credit facilities. Consistent with standard industry practice, our title investigation before acquiring undeveloped properties is typically less rigorous than that conducted prior to drilling a well.

                       OPERATIONAL HAZARDS AND INSURANCE

     Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, as well as the gathering and transportation of gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     We have engaged Insurance Management Associates, Inc., one of the world's largest insurance brokerage firms, to procure various types of coverage for our operations. We believe our insurance coverage is reasonable and prudent for the types of risks we expect to encounter. Our insurance does not cover every potential risk associated with the drilling, production, storage and transportation of oil and gas and, while certain environmental coverage is provided, coverage is not obtainable for all types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, we cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable.

                                    OFFICES

     In addition to our San Francisco location we have offices in several cities in Colorado, two offices in Oklahoma and one in Texas. At December 31, 1999, we had 316 employees, with 27 located in San Francisco, California, 98 in Denver, Colorado, 136 in Evans, Colorado, 37 in Brighton, Colorado, 11 in Tulsa, Oklahoma, 3 in Oklahoma City, Oklahoma and 4 in Houston, Texas. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

     HSR leases the following office space:

                                                SQUARE    MONTHLY         LEASE
LOCATION                                        FOOTAGE    RENTAL      EXPIRATION
--------                                        -------   --------   ---------------
San Francisco, CA.............................   20,548   $ 41,096   December, 2003
Denver, CO....................................   52,749     66,302   June, 2003
Evans, CO.....................................   17,985      9,600   February, 2009
Tulsa, OK.....................................    6,766      7,981   March, 2002
Houston, TX...................................    5,362      4,692   April, 2000
Oklahoma City, OK.............................    2,248      1,557   Month-to-Month
                                                -------   --------
                                                105,658   $131,228
                                                =======   ========

     In addition, pursuant to the KMI transaction HSR has acquired and is occupying 26,798 square feet of office space in Brighton, Colorado. See "Recent Developments."

ITEM 2. PROPERTIES

                             OIL AND GAS PROPERTIES

     The following tables summarize certain information with respect to each of our areas of operations and production. All information is presented as of December 31, 1999.

                                                                PROVED RESERVES
                                            -------------------------------------------------------
                                                                  GAS          OIL       PERCENT OF
                                             OIL       GAS     EQUIVALENT   EQUIVALENT     TOTAL
                                            (MBBL)   (MMCF)     (MMCFE)       (MBOE)      RESERVES
                                            ------   -------   ----------   ----------   ----------
D-J Basin.................................  38,851   837,598   1,070,705     178,451        96.3
Gulf Coast................................   1,773    29,397      40,038       6,673         3.6
Northern Rockies and other................       4       786         807         134         0.1
                                            ------   -------   ---------     -------       -----
          Total...........................  40,628   867,781   1,111,550     185,258       100.0
                                            ======   =======   =========     =======       =====

                                                            OTHER INFORMATION
                           ------------------------------------------------------------------------------------
                                                         NET            NET           GROSS       3-D SEISMIC
                           TOTAL GROSS   PERCENT     PRODUCTION      PRODUCTION    UNDEVELOPED        DATA
                            WELLS(1)     OPERATED   (MCFE/DAY)(2)   (BOE/DAY)(2)   ACREAGE(3)    (SQUARE MILES)
                           -----------   --------   -------------   ------------   -----------   --------------
D-J Basin................     3,993         72         184,513         30,752        202,192           124
Gulf Coast...............        44         48          22,048          3,675        213,912           927
Northern Rockies and
  other..................         7         29             566             94        246,045           451
                              -----         --         -------         ------        -------         -----
          Total..........     4,044         72         207,127         34,521        662,149         1,502
                              =====         ==         =======         ======        =======         =====

---------------

(1) Includes 931 D-J Basin wells in which we own only overriding royalty interests.

(2) Calculated for the quarter ended December 31, 1999.

(3) Includes leasehold, option and seismic rights.

     Denver-Julesburg Basin. The D-J Basin, located in northeastern Colorado, has been our primary producing region for almost 20 years. One of the attractive features of D-J Basin geology is its potential for multiple pay zones in a single wellbore. In a section only 3,500 feet thick, there are at least seven potentially productive formations. Three of the formations, the Codell, Niobrara and J-Sand, are "blanket" zones in our Wattenberg Field area, located approximately 35 miles north and east of Denver. The Codell and Niobrara formations are found there at depths ranging from 6,400 to 7,700 feet and the J-Sand is found between 7,400 and 7,800 feet. Codell and Niobrara wells produce oil and natural gas, while J-Sand wells produce primarily gas. Our D-J Basin production and reserves are largely found in these formations. Although more localized in extent, we also have production from the deeper D-Sand and Dakota sandstones and the shallower Sussex and Shannon sandstones. Drilling success rates have historically been high, and production from these formations is characterized by strong initial production flows and long-lived reserves. Production also tends to be a combination of oil and gas. Gas produced in the central part of the D-J Basin, including the Wattenberg Field area, has an energy content ranging from 1,150 to 1,350 Btu per cubic foot, which typically enhances wellhead value.

     We have a large inventory of projects in the D-J Basin comprised of development drilling in existing spacing units, recompletions of currently nonproducing formations in existing wells, restimulating ("refracing") currently producing formations, and deepening existing wells to new formations. We also have several exploration leads in this area.

     During 1999 we conducted 397 activities in the D-J Basin. Key activities included refracing the Codell formation in 272 wells, drilling 28 new J-Sand wells, deepening 52 other wells to the J-Sand, recompleting uphole formations in 23 wells, and 22 Dakota formation tests.

     Greater D-J Basin. The Greater D-J Basin is located generally south and east of the Wattenberg field. Production in the Greater D-J Basin is generally found in D-Sand and J-Sand channels. Within the D-Sand and J-Sand, high porosities and permeabilities can yield higher flow rates of oil and/or natural gas than those found in Wattenberg wells. The D-Sand and J-Sand are stratigraphically located below the Codell and Niobrara formations at depths ranging from 6,800 to 7,800 feet.

     Gulf Coast Region. We also have established a core geographic focus in onshore south Louisiana and the upper Texas Gulf Coast. Our activities there target both shallow exploitation and deeper exploration projects. Our typical approach is to augment our geologic interpretation by applying geophysical expertise to normal and slightly over-pressured formations. Our primary areas of interest include Acadia, Allen, Jefferson Davis, Beauregard, Calcasieu, St. Landry and Evangaline Parishes of Louisiana and Chambers, Jefferson, Ft. Bend and Matagorda Counties in Texas. The complex faulted and prolific salt dome dominated region possesses numerous reservoir targets that, in various combinations, provide attractive multi-zone drilling prospects. Wells in the area target the Frio, Hackberry, Vicksburg, Yegua, Sparta and Wilcox formations at depths ranging from 3,000 to 13,500 feet with most targets between 8,000 and 12,000 feet.

     To date, we have acquired more than 900 square miles of advanced 3-D seismic data to support an exploration and exploitation effort on 21 major project areas. During 1999, our Gulf Coast program continued the drilling phase on several projects as we participated in 26 gross wells, of which 15 were successful.

     During 1999, we continued to exploit our technical knowledge of the rotated Hackberry play. In particular, we began developing the Indian Village project area, directly east of our North Gillis project, where we drilled six successful wells in six attempts. HSR operates the project and owns a 50% working interest. We drilled one additional Hackberry discovery in the North Gillis project area which we operate (37.5% working interest). Activity on the HSR-operated Edgerly project included drilling two wells. One was a successful Hackberry completion (6.25% working interest) and the other was plugged and abandoned after finding the reservoir previously depleted by a downdip well (25% working interest). The Roanoke project (50% working interest) had additional activity, resulting in one successful Hackberry well. Two additional successful wells were drilled in the Buhler project area where we have participated as a small interest non-operating partner.

     In Texas, we drilled three exploratory wells on the Big Creek project targeting the deeper Vicksburg and Yegua horizons, one of which was successful. We also drilled one shallow dry hole targeting the Frio. At Caney Creek (25% working interest), we participated in four wells, one of which was successful. At Devillier, we drilled two additional wells, one where we had a carried working interest. Both wells were dry holes. In the Lox B project area, we drilled one Vicksburg discovery (50% working interest) and participated in an unsuccessful second Vicksburg test (37.5% working interest).

     Also during 1999, we acquired seismic data on two additional rotated Hackberry project areas, Hathaway and Starks, both in Louisiana.

     Northern Rockies. We currently have four active areas in the Green River
Basin: South Jonah, North Pinedale, Gold Coast, and Adaville (coal bed methane). In 1999, we drilled in South Jonah, North Pinedale and Gold Coast. Our five 1999 wells have established a large potential gas resources base, but we are uncertain whether the resource can be produced economically. We are selling gas in both North Pinedale and South Jonah. At Gold Coast, we tested significant gas from both the Almond and Blair formations. Work is underway to determine the economic viability of development in these areas. For example, in North Pinedale we are integrating our D-J Basin completion expertise with our 3-D seismic database and expertise, evaluating additional potential pay zones in the Steele #16-31 wellbore, and evaluating offset potential to the Sherlock Federal #15-8. In South Jonah we are testing different drilling and completion techniques.

                                    ACREAGE

     The following table sets forth the gross and net developed and undeveloped acres on which we own the rights to conduct exploration and development activity as of December 31, 1999.

                                                         DEVELOPED ACRES    UNDEVELOPED ACRES(1)
                                                        -----------------   ---------------------
AREA                                                     GROSS      NET       GROSS        NET
----                                                    -------   -------   ---------   ---------
D-J Basin.............................................  541,718   429,344    202,192     184,038
Gulf Coast............................................    8,399     2,474    213,912      76,247
Northern Rockies......................................    2,627       922    226,072     159,576
Mid-Continent.........................................       --        --     19,973      11,649
                                                        -------   -------    -------     -------
          Total.......................................  552,744   432,740    662,149     431,510
                                                        =======   =======    =======     =======

---------------

(1) Includes acres upon which we own options to lease and seismic permits as well as oil and gas leases.

                              OIL AND GAS RESERVES

     Since 1998, Netherland, Sewell & Associates, Inc. ("NSA") has reviewed our estimates of proved reserves, projected future production and estimated future net revenues from production of proved reserves. For several prior years NSA reviewed only Mid-Continent reserves and a different independent consulting firm reviewed our other reserve estimates. We elected in 1998 to use NSA as our sole outside reserve consultant because of its familiarity with the D-J Basin generally and more specifically with the Amoco properties that we purchased in late 1997. NSA also was equipped to handle electronically our large base of data. NSA's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by or available to us. In the aggregate, NSA reviewed proved properties constituting 80% of our pre-tax present value of total proved reserves.

     In determining the estimates of the reserve quantities that are economically recoverable, we used selling prices (without consideration of hedging effects) and estimated development and production costs which were in effect as of December 31, 1999. In accordance with guidelines promulgated by the Securities and Exchange Commission, no price or cost escalation or de-escalation was considered. The following table sets forth information as of December 31, 1999, derived from our reserve reports. The present value

(discounted at 10%) of estimated future net revenues before income taxes shown in the table is not intended to represent the current market value of the estimated oil and gas reserves owned by HSR.

                                                                   NET PROVED RESERVES
                                                                 AS OF DECEMBER 31, 1999
                                                           ------------------------------------
                                                           DEVELOPED   UNDEVELOPED     TOTAL
                                                           ---------   -----------   ----------
Oil and condensate (MBbl)................................    24,268       16,360         40,628
Gas (MMcf)...............................................   585,465      282,316        867,781
Equivalent gas (MMcfe)...................................   731,075      380,475      1,111,550
Equivalent barrels (MBoe)................................   121,846       63,412        185,258
Present value of estimated future net revenues before
  income taxes (discounted at 10%) (in thousands)........  $857,166     $193,898     $1,051,064

     There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data presented above represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of any estimate may justify revision of the estimate, either upward or downward, and such revision may be material. Accordingly, reserve estimates often differ from the quantities of oil and gas ultimately recovered. Furthermore, the estimated future net revenues from proved reserves and the present value of those reserves are based upon certain assumptions, including prices, future production levels and cost, that may not prove correct over time.

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

     Oil and gas prices have fluctuated widely in recent years. The weighted average sales prices utilized for the purposes of estimating our proved reserves and future net revenue therefrom at December 31, 1999, were $23.55 per Bbl of oil and $2.49 per Mcf of gas. For cautions regarding forward-looking statements made or implied by us see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements" and "Certain Considerations."

     For further information concerning the present value of future net revenue from HSR's proved reserves, see Note 15 of the Notes to Consolidated Financial Statements.

     Since December 31, 1990, as an operator of domestic oil and gas properties, HSR has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The difference is attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells which are operated by it, without regard to ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis), while reserves reported herein are net to HSR.

                               DRILLING ACTIVITY

     The following table sets forth the net wells we drilled and completed during the periods indicated. Substantially all of our wells produce both oil and gas. This table excludes deepenings, refracs and recompletions in existing wells, which constituted a large portion of our 1999 activities.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Development:
  Productive................................................  22.9     59.4     65.3
  Non-productive............................................   0.0      0.0      5.3
                                                              ----     ----     ----
          Total.............................................  22.9     59.4     70.6
                                                              ----     ----     ----
Exploratory:
  Productive................................................   6.0      7.3     14.2
  Non-productive............................................   7.0      7.1      9.7
                                                              ----     ----     ----
          Total.............................................  13.0     14.4     23.9
                                                              ----     ----     ----
Total wells.................................................  35.9     73.8     94.5
                                                              ====     ====     ====

                          PRODUCTIVE OIL AND GAS WELLS

     As of December 31, 1999, we owned interests in the following productive oil and gas wells:

                                         GROSS PRODUCTIVE WELLS(1)       NET PRODUCTIVE WELLS(1)
                                        ---------------------------   -----------------------------
                                                     NON-                          NON-
                                        OPERATED   OPERATED   TOTAL   OPERATED   OPERATED    TOTAL
                                        --------   --------   -----   --------   --------   -------
Oil..................................    1,793       174      1,967   1,754.9      38.3     1,793.2
Gas..................................    1,108        38      1,146   1,006.9      10.0     1,016.9
                                         -----       ---      -----   -------      ----     -------
          Total......................    2,901       212      3,113   2,761.8      48.3     2,810.1
                                         =====       ===      =====   =======      ====     =======

---------------

(1) We also have overriding royalty interests in 931 gross (50.0 net) wells that are not reflected in these numbers.

     Wells are classified as oil or gas producers as described in statutory definitions based on oil/gas ratios. As a result, most of our wells are categorized as oil wells, even though, on an equivalent Btu basis, such wells tend to produce more gas than oil.

     Our well count, compared to that reported at December 31, 1998, is affected by our sale of properties to Southwestern Eagle and our property trade with Patina. The net effect of these two transactions was to reduce the number of gross wells which we own, increase our interests in wells which we retained, and increase the number of wells that we operate.

             DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

     The following table provides certain information regarding the costs we have incurred in our development, exploration and acquisition activities during the periods indicated (in thousands).

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------   --------   --------
Acquisition costs:
  Unproved properties.......................................  $12,908   $ 15,414   $130,169
  Proved properties.........................................      201     12,615    226,458
Exploration costs...........................................    6,490     10,747     12,856
Development costs...........................................   67,760     78,736     44,375
                                                              -------   --------   --------
          Total costs incurred..............................  $87,359   $117,512   $413,858
                                                              =======   ========   ========

                                   PRODUCTION

     The following table sets forth our oil and gas production data during the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Net production:
  Oil and condensate (MBbl)................................     2,410      2,630      2,400
  Gas (MMcf)...............................................    58,799     56,969     41,125
  Equivalent gas (MMcfe)...................................    73,257     72,750     55,524
  Equivalent barrels (MBoe)................................    12,210     12,125      9,254
Average net daily production(1):
  Oil and condensate (Bbl).................................     6,959      6,378      6,679
  Gas (Mcf)................................................   165,371    141,336    117,589
  Equivalent gas (Mcfe)....................................   207,127    179,604    157,663
  Equivalent barrels (Boe).................................    34,521     29,934     26,277
Average sales price per unit:
  Oil and condensate ($/Bbl)...............................  $  15.70   $  14.58   $  19.71
  Gas ($/Mcf)..............................................  $   2.16   $   1.96   $   2.19
Lease operating expense ($/Mcfe)...........................  $   0.38   $   0.42   $   0.45
Lease operating expense ($/Boe)............................  $   2.29   $   2.51   $   2.69

---------------

(1) Average daily production for 1999, and 1998 and 1997 was calculated for the quarter ended December 31, because we believe that to be a more indicative presentation of current performance.

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

     On July 28, 1998, JW Resources, Inc. brought suit against HSR and HSRTW, Inc. in the United States District Court for the Northern District of Texas, Amarillo Division (JW Resources, Inc. v. HS Resources, Inc. and HSRTW, Inc., Civil Action No. 2:98-CV-275). HSRTW, Inc. is now Questar Exploration and Production Company, and is a subsidiary of Questar Corp. This case, which was discussed in our report on Form 10-Q filed May 14, 1999, has now been settled and dismissed with prejudice by the court and all significant costs are reflected in the December 31, 1999 financial statements.

     Environmental Proceedings. The owner of an oil field waste disposal facility, a major oil company and HSR were named as respondents by the EPA in an administrative order brought by the EPA against Weld

County Waste Disposal, Inc. ("WCWDI") under section 7003 of the Resource Conservation and Recovery Act on May 11, 1995. WCWDI operated and continues to own an evaporation pit in Colorado for the disposal of non-hazardous production wastes. The EPA order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operators have been working together with the EPA to complete characterization and closure of the facility. This work has been completed. We have spent approximately $1.3 million to date on the project. This amount has been recorded in our financial statements at December 31, 1999 and we believe that no substantial liability remains.

     On March 25, 1999, we voluntarily reported to the United States Corps of Engineers the likely violation of Section 404 of the Clean Water Act in connection with several of the HSR operated drillsites in southern Louisiana where operations disturbed wetlands areas without the required advance permitting. We agreed to promptly conduct wetlands delineations on all suspect sites and to submit such data to the Corps for after-the-fact permitting. This effort is now complete. The Corps issued a routine cease and desist order to HSR prohibiting any further unpermitted wetlands disturbance on the violation sites. This order does not interfere with continuation of production on producing wells, but is delaying the hookup of two wells. This order does not affect our operations on new wells. Responsibility for disposition of this matter has now been transferred to Region 6 of the Environmental Protection Agency. We are currently negotiating the settlement of this matter with the EPA and the United States Department of Justice. We are unable at this time to be certain that the matter will be settled, although we believe this is likely.

     Finally, the gathering and transmission properties we are acquiring from KMI contain numerous areas of polluted soil and ground water. These conditions have been reported to the appropriate jurisdictional agencies. We expect the costs associated with cleanup of these environmental problems will be borne by KMI under the indemnification provisions of our agreement with them. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HSR's common stock is traded publicly on the NYSE under the symbol "HSE." The following table presents the high and low sales prices reported by the NYSE for the periods indicated. These prices do not include retail markups, markdowns or commissions.

QUARTER ENDED                                                 HIGH     LOW
-------------                                                 ----     ----
March 31, 1997..............................................  18 3/8   11 1/2
June 30, 1997...............................................  15       10 7/8
September 30, 1997..........................................  17 7/8   13 3/16
December 31, 1997...........................................  18 3/4   12 5/8
March 31, 1998..............................................  15 5/8   12 13/16
June 30, 1998...............................................  17       13 9/16
September 30, 1998..........................................  15 1/4    7 1/2
December 31, 1998...........................................  11 15/16  6 1/4
March 31, 1999..............................................   8 7/8    5 1/2
June 30, 1999...............................................  14 3/4    8 1/4
September 30, 1999..........................................  17 1/4   13 1/8
December 31, 1999...........................................  17 1/4   12 1/2

     As of December 31, 1999, there were 560 holders of record of our common stock.

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

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AVERAGE PRICES)
STATEMENT OF OPERATIONS DATA
  Revenues
  Oil and gas sales..................   $164,660     $150,087     $137,251     $107,281     $ 53,394
  Trading and transportation.........     52,662       54,144       90,062       46,373           --
  Gathering and transmission system
     revenues........................      1,286           --           --           --           --
  Other revenues.....................     10,742        9,965        6,392        3,302        1,946
                                        --------     --------     --------     --------     --------
          Total revenues.............    229,350      214,196      233,705      156,956       55,340
                                        --------     --------     --------     --------     --------
  Expenses
  Production taxes...................     10,309       10,422        9,703        8,195        4,050
  Lease operating....................     28,014       30,410       24,848       17,692        9,936
  Gathering and transmission system
     operating expense...............        386           --           --           --           --
  Cost of trading and
     transportation..................     49,567       50,451       88,402       45,699           --
  Depreciation, depletion and
     amortization....................     54,400       61,223       45,757       36,600       24,577
  Exploratory and abandonment........     13,525       15,420       13,438        5,927        7,202
  Geological and geophysical.........      6,837       14,308       17,049        4,262        3,509
  Impairment and (gain)/loss on sales
     of oil and gas properties.......     (1,171)      11,986       15,710        2,909         (165)
  General and administrative.........      5,823        8,061       11,550        8,497        5,613
  Interest...........................     42,781       41,990       32,297       23,594       10,806
                                        --------     --------     --------     --------     --------
          Total expenses.............    210,471      244,271      258,754      153,375       65,528
                                        --------     --------     --------     --------     --------
  Income (loss) before provision
     (benefit) for income taxes......     18,879      (30,075)     (25,049)       3,581      (10,188)
  Provision (benefit) for income
     taxes...........................      7,193      (11,459)      (9,544)       1,364       (3,882)
                                        --------     --------     --------     --------     --------
  Net income (loss)..................   $ 11,686     $(18,616)    $(15,505)    $  2,217     $ (6,306)
                                        --------     --------     --------     --------     --------
  Diluted earnings (loss) per
     share...........................   $   0.62     $  (1.00)    $  (0.91)    $   0.15     $  (0.58)
                                        --------     --------     --------     --------     --------
  Weighted average number of common
     shares outstanding assuming
     dilution........................     18,888       18,609       17,119       14,552       10,893
                                        --------     --------     --------     --------     --------
BALANCE SHEET DATA
  Working capital (deficiency).......   $(36,933)    $(18,899)    $ (8,329)    $ 13,749     $(16,115)
  Oil and gas properties, net........    764,643      748,934      877,467      613,119      254,046
  Gas gathering and transportation
     facilities, net.................     52,611        4,274        4,541        4,674        4,914
  Total assets.......................    911,178      832,439      956,306      695,644      277,324
  Long-term debt.....................    560,140      534,917      636,699      398,563      125,537
  Deferred income taxes..............     53,246       44,138       61,933       72,487       15,406
  Stockholders' equity...............    167,393      152,861      173,477      169,424      102,606
OPERATING DATA
  Average sales price per barrel of
     oil.............................   $  15.70     $  14.58     $  19.71     $  20.90     $  16.52
  Average sales price per thousand
     cubic feet of gas...............   $   2.16     $   1.96     $   2.19     $   1.96     $   1.30
PRODUCTION
  Oil (Bbl)..........................      2,410        2,630        2,400        1,923        1,582
  Gas (Mcf)..........................     58,799       56,969       41,125       34,163       21,049
  Mcfe...............................     73,257       72,750       55,524       45,702       30,540
  Boe................................     12,210       12,125        9,254        7,617        5,090
NET CASH PROVIDED BY OPERATING
  ACTIVITIES.........................   $ 65,011     $ 60,505     $ 65,071     $ 38,549     $ 18,343

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General. We have pursued a strategy centered around consolidation of assets in the Denver-Julesburg ("D-J") Basin, coupled with continued exploitation and exploration in our core areas. We use a technology-oriented approach to exploitation and exploration designed to reduce risk and maximize efficiencies.

     A major milestone in our D-J Basin consolidation was the December 1997 acquisition of all of Amoco Production Company's D-J Basin properties. This transaction has also helped reshape our strategic direction, including in particular, the September 1998 sale of our wholly-owned subsidiary, HSRTW, Inc., to Universal Resources Corp., a subsidiary of Questar Corp., for $157.5 million. HSRTW, Inc. held the majority of our Mid-Continent assets.

     In December 1999 we continued this consolidation strategy by acquiring certain gas gathering and transmission assets (the "Wattenberg Gathering System") from Kinder Morgan, Inc. ("KMI") for an adjusted purchase price of approximately $48 million, plus the assumption of an operating lease which had a net present value of $19 million. As part of this transaction, we also purchased a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant. The transaction is scheduled to close in December 2001. See Item 1. "Business -- Recent Developments." The Wattenberg Gathering System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is recorded in our financial statements using the purchase method of accounting. This purchase has given us operational control over the gathering of a large percentage of our gas production, and provides the infrastructure to achieve increased future market presence. By operating the pipeline we will be better positioned to anticipate and alleviate any gathering system bottlenecks that otherwise might have adversely affected our D-J Basin exploitation program and the production of other operators.

     To complete the Amoco acquisition we were required to borrow funds, which significantly increased our leverage ratios. To partially reduce this increase in debt we sold the majority of our Mid-Continent asset base and utilized the proceeds to pay down debt under our senior credit facility. See "Liquidity and Capital Resources -- Financing Sources." Following the Mid-Continent sale, we now operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. In 1999, approximately 90% of our production (on an energy equivalent basis) came from the D-J Basin and 10% from the Gulf Coast. We will continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We will also continue our strategically important and historically profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

     Oil And Gas Prices. Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant reductions in the operating and financial margins of oil and gas producers. Additionally, low oil prices had a depressing effect on the price of liquids recovered from natural gas during this time period. Thus, the early 1999 low oil price environment further diminished the overall price received for our gas production. As a result of these factors, the weighted average price we realized per barrel of oil, excluding hedging effects for the three months ended March 31, 1999 was $11.43 compared to $14.77 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging effects, were $1.68 for the three months ended March 31, 1999, compared to $2.16 in the comparable period in 1998. In April 1999, both oil and gas prices began to recover, particularly as compared to the prior year when prices were declining. This resulted in HSR realizing for the three months ended December 31, 1999 an average price per barrel of oil, excluding hedging effects, of $22.98 compared to $11.18 for the comparable period in 1998. Natural gas prices per Mcf, excluding hedging effects, were $2.63 for the three months ended December 31, 1999 compared to $1.81 in the comparable period in 1998.

     At December 31, 1999, approximately 82% of our proved producing reserves consisted of gas, of which 97% were located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on HSR. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. This remains the case during the lower demand summer months (generally April through October). More recently, however, as a result of increased pipeline capacity into and out of the D-J Basin, a transportation cost advantage for deliveries into the Public Service Company of Colorado ("PSCO") Front Range market, and seasonal fluctuations, the price more closely tracks Mid-Continent indices during the higher demand winter periods (generally November through March).

     In the fall of 1998, PSCO and CIG, through a jointly owned affiliate, began operating a newly expanded 270 MMcfd capacity line between the Colorado Front Range market area and Wyoming. This line operates independently and not as part of PSCO's local distribution system. Additionally, KMI has been granted authority to build a 250 MMcfd capacity pipeline serving similar regions. Construction has not commenced on the KMI line, and it is uncertain whether this line will be built in the near future. The PSCO line is expected to eliminate some portion of the price advantage HSR currently has over Wyoming producers for direct sales in the Colorado Front Range market as it increases the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of one or both of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. To date, the increased export capacity from the D-J Basin on the PSCO line, combined with increased demand from and transportation to West Coast markets out of Wyoming, have strengthened the overall market for D-J Basin gas compared to several years ago. Given the narrowing of the spread between CIG and Mid-Continent indices, we do not anticipate any material adverse changes to D-J Basin gas prices as a result of the new pipelines.

     Gas and oil prices remain strong as of the date of this report. However, we cannot predict future trends in gas or oil prices. The uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in our profitability.

     Results Of Operations. During 1999 we continued our drilling and development activities to exploit our opportunities in the D-J Basin. We also continued our exploitation and exploration activities in the Gulf Coast region. Our results of operations are significantly affected by our drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by our exploration, exploitation and development activities.

     Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

           COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   D-J BASIN

             OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                                1999       1998      1997
                                                              --------   --------   -------
Production:
  Oil (Bbl).................................................     2,159      2,382     1,957
  Gas (Mcf).................................................    53,066     48,628    24,871
  Mcfe......................................................    66,018     62,920    36,612
  Boe.......................................................    11,003     10,487     6,102
Prices(1):
  Average realized oil price ($/Bbl)........................  $  15.33   $  14.78   $ 19.78
  Average realized gas price ($/Mcf)........................  $   2.11   $   1.96   $  2.15
Operating Revenues:
  Oil and gas sales.........................................  $145,037   $130,601   $92,067
  Other gas revenues........................................    10,132      8,658     4,290
                                                              --------   --------   -------
                                                               155,169    139,259    96,357
                                                              --------   --------   -------
Operating Costs and Expenses:
  Production taxes..........................................     9,206      9,120     6,376
  Lease operating...........................................    27,139     25,938    17,273
  Depreciation, depletion and amortization..................    49,655     50,735    23,147
  Exploratory and abandonment...............................       952      1,188     1,582
  Geological and geophysical................................       307      1,892       835
  Impairment and (gain)/loss on sales of oil and gas
     properties.............................................        71     (1,152)       --
                                                              --------   --------   -------
                                                                87,330     87,721    49,213
                                                              --------   --------   -------
Operating Income............................................  $ 67,839   $ 51,538   $47,144
                                                              ========   ========   =======

---------------

(1) Includes effects of hedging activities.

     General. We have been active in the D-J Basin for almost 20 years. Over the years we sought to consolidate our position there by acquiring properties and conducting active exploitation programs. More recent acquisitions include the June 1996 acquisition of Basin Exploration, Inc.'s D-J Basin properties, the December 1997 Amoco acquisition, and the 1999 acquisition of the Wattenberg Gathering System. The 1999 and 1998 exploitation programs consisted of 397 and 450 separate activities, respectively.

     Oil And Gas Revenues. Over the past three years, our D-J Basin oil and gas production and revenues have increased primarily as the result of acquired properties and the success of our ongoing exploitation and development activities. As a result of the increased production, other gas revenues related to the sale of tax credits also increased during the same period.

     Production Expenses. Total lease operating expense ("LOE") increased from 1997 to 1998 and from 1998 to 1999 due to a larger number of producing wells in 1998 and an increase in workover costs and COPAS charges in 1999. The increase in COPAS charges was due to an increase in the COPAS escalation factor as of April 1, 1999 in accordance with COPAS guidelines. Despite the higher total costs, LOE per Mcfe declined from $0.47 in 1997 to $0.41 in 1998 and 1999 because the increases in total costs were offset by an increase in production. Production taxes increased from 1998 to 1999 as a result of higher realized oil and gas prices in 1999. The higher taxes were offset partially by adjustments we recorded in the second quarter to reduce the ad valorem tax accrual rate for 1998 and 1999 to the rate actually paid in 1999. An adjustment of $1.7 million was also recorded in the last quarter of 1999 for ad valorem tax abatements associated with the 1996, 1997 and 1998 tax years. The production tax increase from 1997 to 1998, due to increased production, was partially offset by decreased product prices.

     Depreciation, Depletion And Amortization. Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased from 1997 to 1998 due to an increase in production and an increase in the depletion rate, resulting in part from certain proved reserves being written-off due to lower year-end product prices. DD&A decreased from 1998 to 1999 as a result of a decrease in the depletion rate due to the addition of proved reserves as a result of higher year-end product prices. The weighted average depletion rate per Mcfe for the D-J Basin was $0.75, $0.80, and $0.62 ($4.47, $4.81 and $3.74 per Boe) for the
years ended December 31, 1999, 1998 and 1997, respectively. We annually adjust our DD&A rate based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

     Exploratory And Abandonment Costs. Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and salaries and related overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs decreased from 1997 to 1998 and from 1998 to 1999 mainly due to a decrease in exploratory dry hole costs.

     Geological And Geophysical Costs. Geological and geophysical ("G&G") costs include costs for seismic activity as well as overhead costs directly attributable to G&G activity. Of the total G&G costs, we incurred $0.1 million, $1.4 million and $0.5 million in seismic costs for the years ended 1999, 1998 and 1997, respectively. The remaining G&G costs of $0.2 million, $0.5 million and $0.3 million relate to overhead costs directly attributable to G&G activity. The increase in 1998 compared to the prior year relates to an increase in 3-D seismic activity in the Greater D-J Basin area. This 3-D seismic activity was dramatically reduced in 1999.

     Impairment And (Gain)/Loss On Sales Of Oil And Gas Properties. In 1998, we recorded a gain on the sale of 93 wells, for $2.9 million in cash, located primarily in the Yuma County area of the D-J Basin.

                                   GULF COAST

             OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                               1999       1998       1997
                                                              -------   --------   --------
Production:
  Oil (Bbl).................................................      251         30         22
  Gas (Mcf).................................................    5,566        883        478
  Mcfe......................................................    7,072      1,061        607
  Boe.......................................................    1,179        177        101
Prices(1):
  Average realized oil price ($/Bbl)........................  $ 18.90   $  11.99   $  19.05
  Average realized gas price ($/Mcf)........................  $  2.63   $   2.25   $   2.81
Operating Revenues:
  Oil and gas sales.........................................  $19,365   $  2,344   $  1,754
Operating Costs and Expenses:
  Production taxes..........................................    1,047        131        103
  Lease operating...........................................      662        160         20
  Depreciation, depletion and amortization..................    3,158        510        274
  Exploratory and abandonment...............................   11,530      9,127      6,570
  Geological and geophysical................................    5,670     10,826     15,052
  Impairment and loss on sales of oil and gas properties....       --      1,061         --
                                                              -------   --------   --------
                                                               22,067     21,815     22,019
                                                              -------   --------   --------
Operating Loss..............................................  $(2,702)  $(19,471)  $(20,265)
                                                              =======   ========   ========

---------------

(1) There were no hedging activities affecting Gulf Coast production in 1999.

     General. Over the past several years, the majority of our Gulf Coast activities focused on acquiring, processing and interpreting 3-D seismic information, acquiring leasehold interests, and drilling on our project areas. During 2000 we expect to continue to increase our level of Gulf Coast drilling activities on prospects that we have identified through our 3-D seismic programs.

     Oil And Gas Revenues. Oil and gas revenues increased significantly in 1999 compared to 1998 due to an increase both in production and in oil and gas prices. Oil and gas revenues remained relatively flat between 1997 and 1998 because the increase in production was partially offset by a decrease in product prices. We drilled a total of 26 gross (11.2 net) wells in 1999, 24 gross (6.7 net) wells in 1998 and 16 gross (2.6 net) in 1997. Of the total wells drilled to date, 5 gross (2.25 net) are currently awaiting pipeline hookup.

     Production Expenses. Aggregate LOE increased from 1998 to 1999 because of the greater number of producing wells but LOE per Mcfe decreased from $0.15 in 1998 to $0.09 in 1999 because the increase in aggregate LOE was more than offset by the production increase. Production taxes increased from 1998 to 1999 as a result of increases in both production and product prices.

     Depreciation, Depletion And Amortization. Total DD&A increased from 1998 compared to 1999 mainly as a result of an increase in production. However, the weighted average DD&A rate per Mcfe in the Gulf Coast declined from $0.48 in 1998 to $0.45 in 1999.

     Exploratory And Abandonment Costs. During 1999 we incurred $4.8 million for 11 exploratory dry holes, $4.3 million for expired acreage, $1.4 million for delay rentals and $1.0 million for overhead costs. In 1998, we incurred $5.8 million for expired acreage in our Gulf Coast project areas, $0.8 million in delay rentals, $1.0 million for seven exploratory dry holes and $1.6 million for overhead costs directly related to exploratory activities. In 1997, we incurred $3.4 million for eight exploratory dry holes, $1.8 million for expired acreage, $0.6 million for delay rentals and $0.7 million for overhead costs.

     Geological And Geophysical Costs. Of total G&G costs, we incurred $4.5 million, $9.4 million and $13.8 million in 1999, 1998 and 1997, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $1.1 million, $1.5 million and $1.2 million relates to overhead costs directly attributable to G&G activity.

     Impairment And Loss On Sales Of Oil And Gas Properties. In 1998, we recorded a loss on the sale of two wells. The wells were conveyed in a non-cash transaction to a third party purchaser which assumed liability for plugging and abandonment costs.

                       MID-CONTINENT AND NORTHERN ROCKIES

             OIL AND GAS SALES (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                               1999     1998(1)     1997
                                                              -------   --------   -------
Production:
  Oil (Bbl).................................................       --        218       421
  Gas (Mcf).................................................      166      7,459    15,777
  Mcfe......................................................      166      8,768    18,305
  Boe.......................................................       28      1,461     3,051
Prices(2):
  Average realized oil price ($/Bbl)........................  $    --   $  12.80   $ 19.44
  Average realized gas price ($/Mcf)........................  $  1.51   $   1.92   $  2.23
Operating Revenues:
  Oil and gas sales.........................................  $   258   $ 16,983   $43,430
  Other gas revenues........................................       --         62       159
                                                              -------   --------   -------
                                                                  258     17,045    43,589
                                                              -------   --------   -------
Operating Costs and Expenses:
  Production taxes..........................................       55      1,172     3,224
  Lease operating...........................................      213      4,311     7,555
  Depreciation, depletion and amortization..................       70      8,042    20,290
  Exploratory and abandonment...............................    1,043      5,104     5,287
  Geological and geophysical................................      860      1,591     1,162
  Impairment and (gain)/loss on sales of oil and gas
     properties.............................................   (1,241)    12,077    15,709
                                                              -------   --------   -------
                                                                1,000     32,297    53,227
                                                              -------   --------   -------
Operating Loss..............................................  $  (742)  $(15,252)  $(9,638)
                                                              =======   ========   =======

---------------

(1) Results for production, operating revenues and associated expenses through date of sale, September 1, 1998.

(2) There were no hedging activities affecting Mid-Continent and Northern Rockies production in 1999.

     General. Information for this segment includes activity for both the Mid-Continent and Northern Rockies areas. Effective September 1, 1998, we sold our Mid-Continent assets and used the proceeds from the sale to pay down a portion of debt under our senior credit facility. Our current strategy in the Mid-Continent is to pursue technology-oriented exploration projects.

     Over the past seven years we have acquired extensive acreage in the Northern Rockies region. Our current strategy is to utilize our acreage position as a vehicle for generating capital expenditures by third party operators on our acreage.

     Oil And Gas Revenues. Because our Mid-Continent properties were sold effective September 1998, our 1997 production and revenues reflect a full year of activity, while the 1998 numbers reflect only a partial year. Product prices also declined significantly from 1997 to 1998. In 1999 there were virtually no oil and gas revenues in this segment because of the earlier Mid-Continent property sale and the sale of properties in the Northern Rockies region.

     Production Expenses. LOE per Mcfe increased in the Mid-Continent for the eight months of activity in 1998 compared to a full year of activity in 1997, due primarily to an increase in compressor expenses. We sold our compressors in June 1998 because of extensive repairs required in order to maintain them. For the period June 1998 through August 1998, we leased compressors at a higher cost. Production taxes decreased in the Mid-Continent in 1998 compared to 1997 as a result of the fluctuation in revenues discussed above.

     Depreciation, Depletion And Amortization. Aggregate DD&A decreased in 1998 compared to 1997 due to a decrease in production and a decrease in the depletion rate. The weighted average depletion rate per Mcfe for the Mid-Continent was $0.92 and $1.12 ($5.52 and $6.70 per Boe) for the years ended December 31, 1998 and 1997, respectively.

     Exploratory And Abandonment Costs. The majority of exploratory and abandonment costs for 1999, 1998 and 1997 represent costs incurred for expired acreage, delay rentals and capitalized interest for projects in the Northern Rockies.

     Geological And Geophysical Costs. The decrease in G&G costs in 1999 compared to 1998 is the result of less seismic activity in the Northern Rockies project area. The majority of the costs incurred in 1998 and 1997 relate to G&G activity on projects in the Northern Rockies.

     Impairment And (Gain)/Loss On Sales Of Oil And Gas Properties. In 1999 we recorded additional expenses of $2.2 million related to the 1998 sale of the Mid-Continent properties, and income from the sale of the Blue Forest unit and other properties of $3.4 million. In 1998 and 1997, we recorded impairments of $5.0 million and $1.6 million, respectively on properties in the Northern Rockies region. We recorded a loss on the sale of Mid-Continent properties of $7.0 million and $14.1 million in 1998 and 1997, respectively. The loss reported in 1997 did not result from a cash sale, but stemmed from the value assigned to certain Mid-Continent properties which were exchanged in connection with the Amoco acquisition.

                           TRADING AND TRANSPORTATION

                                 (IN THOUSANDS)

                                                               1999       1998       1997
                                                             --------   --------   --------
Operating Revenues:
  Trading and transportation(1)............................  $170,232   $142,374   $148,994
Operating Costs and Expenses:
  Cost of trading and transportation(1)....................   164,665    136,245    146,652
  Depreciation and amortization............................       434        416        382
                                                             --------   --------   --------
                                                              165,099    136,661    147,034
                                                             --------   --------   --------
Operating Income...........................................  $  5,133   $  5,713   $  1,960
                                                             ========   ========   ========

---------------

(1) Intercompany revenues and expenses attributable to our volumes which are marketed by HSES have been eliminated in our consolidated financial statements.

     Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating margins increased in 1999 and 1998 compared to 1997 primarily as a result of an increase in the volume of financial intermediary transactions and gains recorded by HSES in commodity and basis trading activities. For the years ended December 31, 1999, 1998 and 1997, gains of $3.3 million, $2.8 million and $0.5 million, respectively were recognized in connection with financial trading activities.

                           OTHER INCOME AND EXPENSES

                                 (IN THOUSANDS)

                                                               1999      1998      1997
                                                              -------   -------   -------
Gathering and transmission system revenues..................  $ 1,286   $    --   $    --
Interest income and other...................................  $   610   $ 1,405   $ 1,943
General and administrative..................................  $ 5,823   $ 8,061   $11,550
Interest....................................................  $42,781   $41,990   $32,297
Depreciation................................................  $ 1,083   $ 1,520   $ 1,664
Gathering and transmission system operating expense.........  $   386   $    --   $    --

     Gathering And Transmission System Revenues And Expenses. Effective December 1, 1999 we took over operations of the Wattenberg Gathering System from KMI. The revenues and expenses associated with third party gas for the month of December 1999 are recorded as gathering and transmission system revenues and expenses.

     Interest Income And Other Income. Interest and other income decreased from 1998 to 1999. As a result of the Mid-Continent sale we no longer record income on an interest in a limited partnership. Interest and other income decreased from 1997 to 1998 due to a decrease in funds available for short-term investing.

     General And Administrative Expenses. General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.08, $0.11 and $0.21 ($0.48, $0.66 and $1.25 per Boe) in 1999, 1998 and 1997, respectively. On both an absolute and an Mcfe basis, G&A decreased from 1997 to 1998 and 1998 to 1999. The decrease from 1998 to 1999 was due primarily to discontinued G&A related to our Mid-Continent properties and the efficiencies associated with our consolidation program in the D-J Basin. The decrease from 1997 to 1998 was due to efficiencies gained from consolidating the Amoco properties and the timing of hiring additional personnel to service these properties, and as a result of discontinued G&A attributable to our Mid-Continent properties sold in 1998.

     Interest Expense. Interest expense increased from 1998 to 1999 due to a full year of interest payments on the $85 million senior subordinated notes issued in December 1998, a decrease in capitalized interest as a result of a reduction in the undeveloped acreage account and interest associated with the 1999 purchase of the Wattenberg Gathering System. Interest expense increased from 1997 to 1998 due to the increase in long-term debt attributable to amounts borrowed in December 1997 to fund the Amoco acquisition. During 1999, 1998 and 1997 we capitalized $7.1 million, $11.7 million and $3.8 million, respectively of interest relating to undeveloped acreage.

                                  INCOME TAXES

                                 (IN THOUSANDS)

                                                               1999       1998       1997
                                                              -------   --------   --------
Current provision (benefit).................................  $(2,100)  $  5,300   $    900
Deferred provision (benefit)................................    9,293    (16,759)   (10,444)
                                                              -------   --------   --------
Provision (benefit) for taxes...............................  $ 7,193   $(11,459)  $ (9,544)
                                                              =======   ========   ========
Effective tax rate..........................................    38.1%      38.1%      38.1%
                                                              =======   ========   ========

     Provision For Income Taxes. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% in 1999, 1998 and 1997. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of our tax provision in 1997 and 1999 is deferred. In 1998, the current provision is attributable to taxes owed in connection with the sale of our Mid-Continent properties.

                        LIQUIDITY AND CAPITAL RESOURCES

     Financing Sources. We believe that our current level of debt is manageable under expected production and pricing levels because our debt is supported by stable, long-lived producing reserves and by short-term product prices that are partially hedged at prices that support our bank and other interest requirements. We expect cash flows from producing activities to be sufficient to enable us to service our debt for the foreseeable future, absent any major and prolonged period of low commodity prices or sustained production interruptions. We have a large number of low-risk, potentially high-return exploitation projects which should enhance production and cash flow. As part of an overall financing strategy, we continually evaluate a wide range of future financing alternatives and are not committed to any particular course. In undertaking any future financing transactions, we will seek to achieve the optimal capital structure needed to support our long-term strategic objectives. Any such financings will reflect market conditions at the time and may include the issuance of medium or long-term debt, equity, or equity-linked securities.

     We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility.

     The borrowing base under our revolving senior bank credit facility led by The Chase Manhattan Bank is currently $280.0 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the Banks' review of our reserves and the Banks' view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of December 31, 1999, $227.0 million was outstanding under the Chase facility compared to $230.0 million at December 31, 1998.

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

     Capital Commitments. We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the year ended December 31, 1999, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $80.2 million, exclusive of capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the year 2000 will be approximately $100 to $110 million, depending on product prices for the full year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

     A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $50.8 million for the year ended December 31, 1999 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and we anticipate allocating approximately $55 to $60 million to the D-J Basin during 2000.

     Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the year ended December 31, 1999, we incurred total expenditures of $26.5 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating approximately $25 to $40 million to the Gulf Coast projects during 2000 for exploration and development activities including land and seismic.

     Activities in the Northern Rockies are planned to manage risk by utilizing our extensive acreage positions, operational expertise, and geotechnical ideas to attract risk capital from value-added partners. We believe our projects have substantial flexibility in terms of timing, as a result of long-term leases and minimal future capital obligations.

     We have also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. We believe that we will meet our obligations under these arrangements, which individually and in the aggregate are not material.

     Working Capital And Cash Flow. The Company aggressively manages its working capital position including periodic borrowings and repayments under its revolving credit facility. Of the total working capital deficit of $36.9 million at December 31, 1999, $19.6 million represents the current portion of the payable to KMI for the purchase of the Wattenberg Gathering System. The Company intends to use cash provided by monthly gathering and transportation revenues from existing contractual agreements, including amounts paid by HSR, to fund the monthly obligations to KMI. The Company believes that the payments made under the gathering agreements will exceed the payments to KMI assuming no unforeseen extended operational interruptions of the system.

     Net cash provided by operating activities for the year ended December 31, 1999 was $65.0 million, up from $60.5 million for the same period in 1998 primarily as a result of an increase in product prices and an overall reduction in expenses. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

     Risk Management. We use financial instruments to reduce our exposure to market fluctuations in the price and transportation cost of oil and gas. Our general strategy is to hedge price and location risk with swap, collar, floor and ceiling arrangements. In order to minimize risk, we hedge certain of our production back to the well head. In addition to hedging activities, we are engaged in using the financial markets to capture trading margins. We have established policies with respect to open positions which limit our exposure to market risk and require daily reporting to management of the potential financial exposure resulting from both hedging and trading activities.

     Recently issued accounting pronouncements can change current and future accounting and reporting requirements for certain risk management activities. See Note 2 of the Notes to Consolidated Financial Statements.

     Hedging Activities. We enter into transactions for hedging purposes to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for our production reduced our oil and gas sales by $6.1 million in 1999 and by $2.9 million in 1997 and increased our oil and gas sales by $9.0 million in 1998. Hedging contracts for third party gas increased trading and transportation revenues by approximately $36,000, $346,000 and $1.2 million in 1999, 1998 and 1997, respectively.

     As a part of our risk management program, we generally enter into hedges for delivery into one of several pipelines located near our producing regions, Panhandle Eastern Pipeline Company ("PEPL"), Northwest Pipeline Corporation ("NW"), CIG, or at the New York Mercantile Exchange ("NYMEX") prices settled at the Henry Hub. With respect to the NYMEX-hedged volumes that exceed our Gulf Coast volumes, it is our practice to hedge our basis (meaning the transportation differential from our producing regions to the location of delivery for a hedged volume).

     As of December 31, 1999, we held hedge swap positions as follows:

GAS HEDGES

                                            AVERAGE DAILY                                FAIR VALUE AT
                                              QUANTITY      SETTLEMENT      PRICE      DECEMBER 31, 1999
TIME PERIOD                                    (MMBTU)       LOCATION    (PER MMBTU)      GAIN (LOSS)
-----------                                 -------------   ----------   -----------   -----------------
January 2000-March 2000...................     10,000        PEPL          $2.490          $233,375
January 2000-March 2000...................      5,000        PEPL          $2.520          $130,338
January 2000-March 2000...................     20,000        PEPL          $2.700          $848,950
January 2000-March 2000...................     10,000         NW           $2.175          $(15,175)
April 2000-October 2000...................     15,000         NW           $2.200          $426,177
April 2000-October 2000...................      5,000         NW           $2.200          $142,059
April 2000-October 2000...................     10,000         NW           $2.250          $391,118
January 2000-January 2000.................     25,000        NYMEX         $2.405          $ 47,275
January 2000-January 2000.................     15,000        NYMEX         $2.250          $ 17,903
February 2000-February 2000...............     15,000        NYMEX         $2.360          $ 13,485
February 2000-February 2000...............     25,000        NYMEX         $2.205          $  4,350
March 2000-March 2000.....................     15,000        NYMEX         $2.400          $ 37,200
March 2000-March 2000.....................     25,000        NYMEX         $2.245          $ 62,000
January 2000-February 2000................     20,000        NYMEX         $2.435          $117,900
March 2000-March 2000.....................     20,000        NYMEX         $2.465          $ 89,900
April 2000-October 2000...................     10,000        NYMEX         $2.198          $278,768
April 2000-October 2000...................     25,000        NYMEX         $2.150          $442,795
April 2000-October 2000...................     10,000        NYMEX         $2.115          $102,218
April 2000-October 2000...................     30,000        NYMEX         $2.052          $(94,596)
November 2000-March 2001..................     20,000        NYMEX         $2.195          $203,240
April 2001-October 2001...................     10,000        NYMEX         $2.090          $ 55,540
April 2001-October 2001...................     20,000        NYMEX         $2.110          $196,680

WRITTEN GAS CALLS

                                            AVERAGE DAILY                                FAIR VALUE AT
                                              QUANTITY      SETTLEMENT      PRICE      DECEMBER 31, 1999
TIME PERIOD                                    (MMBTU)       LOCATION    (PER MMBTU)      GAIN (LOSS)
-----------                                 -------------   ----------   -----------   -----------------
January 2000-December 2000................     20,000        NYMEX         $3.100          $(338,066)
January 2001-December 2001................     20,000        NYMEX         $3.000          $(752,538)

     As of December 31, 1999 we had hedged our expected oil production as follows:

CRUDE HEDGES

                                           AVERAGE MONTHLY                              FAIR VALUE AT
                                              QUANTITY       SETTLEMENT     PRICE     DECEMBER 31, 1999
TIME PERIOD                                     (BBL)         LOCATION    (PER BBL)      GAIN (LOSS)
-----------                                ---------------   ----------   ---------   -----------------
January 2000-March 2000..................       30,333        WTI          $13.300       $(1,023,790)
January 2000-March 2000..................      151,667        WTI          $23.950       $  (273,198)
April 2000-June 2000.....................       61,333        WTI          $22.600       $    33,643

WRITTEN CRUDE CALLS

                                           AVERAGE MONTHLY                              FAIR VALUE AT
                                              QUANTITY       SETTLEMENT     PRICE     DECEMBER 31, 1999
TIME PERIOD                                     (BBL)         LOCATION    (PER BBL)      GAIN (LOSS)
-----------                                ---------------   ----------   ---------   -----------------
January 2000-December 2000...............       61,000        WTI          $21.400       $(1,703,129)
January 2001-December 2001...............       60,833        WTI          $20.400       $(1,141,401)

     Additionally, with respect to the hedging of third party gas, we have hedged 3.3 Bcf from January 2000 through December 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at December 31, 1999 was a gain of $95,026.

     We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of December 31, 1999, we had written crude and natural gas calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

     Trading Activities. We engage in the trading of various energy related financial instruments which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and a variable price for the commodity, swap or other contractual arrangement. Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized in "trading and transportation revenues" as a net gain or loss in the period of change. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

     Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. For the years ended December 31, 1999, 1998 and 1997, net gains of $3.3 million, $2.8 million and $0.5 million, respectively, were recognized in connection with financial trading activities and are included in "trading and transportation revenues."

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

     Interest Rate Swaps. In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our pre-1999 interest rate hedging agreements. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $1.0 million impact on pre-tax income, based on the year end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

     Total Return Equity Swaps. In 1999 we entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. We have the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000.

     On May 24, 1999 we entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock from another investor at a price of $11.9875. We have the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

     On December 1, 1999 we entered into a third agreement whereby a financial institution agreed to acquire on the open market up to 300,000 shares of our stock at the current market price over a three month period beginning December 2, 1999. As of December 31, 1999 the financial institution had acquired 232,400 shares at a weighted average price of $14.37 per share. We have the right, but not the obligation to purchase the stock at the weighted average price at any time through September 2, 2001.

     If we decide not to purchase the shares on or before the termination of these agreements, we will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, we may cover losses in most circumstances by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We also pay certain commissions and finance costs. At December 31, 1999 the aggregate fair market value of HSR's common stock in excess of the underlying option price attributable to such shares was approximately $9.4 million.

     Contingencies. We are currently negotiating with the EPA the resolution of alleged Clean Water Act Section 404 (wetlands) violations in Louisiana. This settlement will likely involve the payment of fines and the undertaking of special environmental projects. As of December 31, 1999 we have accrued an amount in our financial statements that we believe to be sufficient to cover the estimated settlement. See Item 3. "Legal Proceedings and Environmental Issues" and Note 11 of the Notes to Consolidated Financial Statements.

     Year 2000. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if the Year 2000 or similar issues adversely affect our customers or suppliers. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. As of December 31, 1999, we spent less than $20,000 on the Year 2000 initiative.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. From time to time we also make verbal forward-looking statements. All statements other than statements of historical facts included in this Form 10-K or otherwise stated by the Company are forward-looking statements, including without limitation, statements under Item
3. "Legal Proceedings and Environmental Issues," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Item 8. "Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements." These statements may concern, among other things:

     - reserves, their values and expected growth;

     - planned capital expenditures;

     - increases in oil and gas production;

     - production economics;

     - expected drilling opportunities;

     - trends or expectations concerning oil and gas prices or market characteristics;

     - marketing, hedging and trading risks, strategies, policies and procedures;

     - our financial position, stability of cash flow, debt service capabilities and capital availability;

     - the amount of expected Section 29 tax credit payments;

     - the ability to manage risk through hedging and similar activities;

     - business strategy and other plans and objectives for future operations;

     - planned acquisitions;

     - potential liabilities or the expected absence thereof; and

     - the potential outcome of environmental matters, litigation or other proceedings.

     All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof or at the time verbal statements are made, and we assume no obligation to update such forward-looking statements. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will prove to have been correct or that we will take any actions that may presently be planned. Actual results may differ materially from any forward-looking statements made by us depending on a variety of factors, including, among others, the factors discussed in "Certain Considerations."

                             CERTAIN CONSIDERATIONS

     Volatility Of Oil And Gas Prices; Marketability Of Production. Oil and gas prices can be extremely volatile and have recently increased significantly from earlier levels. Gas prices affect us more than oil prices, because most of our production and reserves are gas. At December 31, 1999, approximately 78% of our estimated reserves were gas and approximately 80% of our total production during 1999 was gas.

     Our revenues, profitability and future rate of growth depend substantially upon prevailing prices for our oil and gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.

     We cannot predict future oil and gas prices. Factors that cause this fluctuation include:

     - changes in supply and demand;

     - the level of consumer product demand;

     - market uncertainty;

     - weather conditions;

     - federal and state regulation of oil and gas production and transportation;

     - the price and availability of alternative fuels;

     - political conditions in the Middle East and other international producing regions;

     - the foreign supply of oil and gas;

     - the price of oil and gas imports;

     - actions of state and local agencies, the United States and foreign governments and international cartels; and

     - general economic conditions throughout the world.

     These external factors and the volatile nature of the energy markets make it impossible to forecast accurately future prices of oil and gas. Prices for D-J Basin gas, which represents a significant portion of our overall production, have at times been more volatile than the prices prevailing in the broader United States gas market, however this has not been the case in recent months.

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

     Effects Of Leverage; Existing Indebtedness. As of December 31, 1999, our total long-term debt was approximately $560.1 million. Our level of debt has important consequences, including the following:

          (i) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

          (ii) a portion of our cash flow from operations must be dedicated to the payment of the principal of and interest on our existing debt;

          (iii) certain of our borrowings, principally those under our revolving credit facility, are at variable rates of interest, which may make us vulnerable to increases in interest rates; and

          (iv) the terms of certain of our indebtedness permit our creditors to accelerate payments upon certain events of default or a change of control.

     As of December 31, 1999, $97.0 million, or 22.6% of our long-term debt bears interest at floating rates. This does not include an additional $130.0 million which also bears interest at floating rates, but against which we have entered into interest rate hedging agreements. Together, without considering the effect of those interest rate hedging agreements, $227.0 million, or 40.5% of our long-term debt is characterized by floating rate obligations. Interest rates on our debt ranged from 6.15% to 9.875% per annum in 1999.

     Our Chase revolving credit facility, and the indentures under which our 9 1/4% Senior Subordinated Notes due 2006 and 9 7/8% Senior Subordinated Notes due 2003 were issued, impose financial and other restrictions on us and our subsidiaries, including limitations on the incurrence of additional indebtedness and limitations on the sale of assets. Our Chase facility also requires us to:

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

     Estimation Of Reserves. The reserve data in this Form 10-K are calculated estimates only. There are numerous uncertainties in estimating quantities of proved reserves, future rates of production and the timing and success of development expenditures, including many factors beyond our control. Although we believe that all of our reserve estimates are reasonable, reserve estimates are only estimates and should be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering, geologic and production data, and the interpretation thereof, the projection of future rates of production and the timing and success of development expenditures.

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

     Replacement Of Reserves. Our future performance depends in part upon our ability to acquire, find and develop additional oil and gas reserves that are economically recoverable. Without successful acquisition, exploration or development activities, our reserves will decline over time. We cannot assure you that we will be able to acquire or find and develop additional reserves on an economic basis.

     Our business is capital intensive and, to maintain our asset base of proved oil and gas reserves, a significant amount of cash flow from operations must be reinvested in development or exploration activities or property acquisitions. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investments to maintain or expand our asset base would be impaired. Without such investment, our oil and gas reserves will decline over time.

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

     Risks Of Hedging And Trading Transactions. In order to manage our exposure to price risks in marketing our oil and gas and in connection with our trading activities, we have in the past entered into and may in the future enter into oil and gas futures contracts on the New York Mercantile Exchange, fixed price delivery contracts and financial swaps. Those transactions that are intended to reduce the effects of volatility of the price of oil and gas may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, our hedging and trading may expose us to the risk of financial loss in certain circumstances, including instances in which:

          (i) production is less than expected and therefore, is less than our hedged volumes;

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

          (iv) a sudden, unexpected event materially affects oil or gas prices;
     or

          (v) a person connected with our trading activity fraudulently or otherwise circumvents our controls and causes losses from unauthorized hedging or trading activity.

     Governmental And Environmental Regulation. Our operations are subject to various federal, state and local governmental laws and regulations, which may be changed from time to time in response to economic or political factors. Matters subject to regulation include, but are not limited to, drilling and operations permits and approvals, performance bonds, reports concerning operations, discharge and other permitting requirements, the spacing of wells, unitization and pooling of properties and taxation.

     Our operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. For example, our pipeline operations may be subject to recently adopted stricter emissions control and monitoring requirements under The Clean Air Act. Compliance with such laws has not had a material adverse effect upon HSR to date. Nevertheless, the discharge of oil, gas or other pollutants into the air, soil or water or impacting wetlands may give rise to significant liabilities of the Company to the government and/or third parties, and may require us to incur substantial costs for remediation. Moreover, we have agreed to indemnify certain sellers of producing properties from whom we have acquired properties against certain liabilities for environmental claims associated with the acquired properties. We cannot assure you that existing environmental laws or regulations, as currently interpreted or as may be in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition or that material indemnity claims will not arise against us with respect to acquired properties.

     Additionally, various cities and counties are currently reviewing their ordinances to determine the level of regulatory authority, if any, they should assert over oil and gas operations.

     Operating Hazards; Uninsured Risks. Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

     - no commercially productive oil or gas reservoir may be found;

     - oil and gas drilling and production activities may be delayed or canceled;

     - title problems may delay or prohibit drilling, cause a loss of interest in a well, or cause other problems or losses;

     - weather problems may interfere with drilling or production;

     - mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment may occur; and

     - pipeline and compressor equipment may fail, causing a reduction in or interruption of deliveries to market and the shutting in of wells.

     We cannot assure you that the new wells we drill will be productive or that we will recover all or any of our investment. Drilling for oil or gas may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable. In addition, our properties may be susceptible to oil and gas drainage from production by other operators on adjacent lands.

     Our operations are subject to hazards and risks inherent in drilling for and production and transportation of oil and gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline or compressor failures and spills, any of which can result in loss of oil and gas, environmental pollution, personal injury claims and other damage or impacts to our properties and others, including suspension of operations. The business is also subject to environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, which could expose us to substantial liability due to pollution and other environmental damage. Our insurance coverages include, but are not limited to, comprehensive general liability, automobile, personal injury, bodily injury and property damage, pollution liability, physical damage on certain assets, workers' compensation and control of well insurance. We believe that our insurance is adequate and customary for companies of a similar size engaged in operations similar to ours, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

     Competition. The oil and gas industry is highly competitive. We compete in the areas of property acquisitions and the exploration, exploitation, development, production and marketing of oil and gas with major oil companies, other independent oil and gas concerns and individual producers and operators. We also compete with these companies in recruiting and retaining qualified employees. Many of these competitors have financial and other resources substantially greater than ours.

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

     COPAS. Council of Petroleum Accountants Societies.

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

     Hydraulic fracturing (or "frac"). A mechanical technique used to enhance productivity and ultimate reserve recovery. Fluids and a proppant are forced into a particular reservoir at flow rates and pressure sufficient to create a series of fractures or cracks in that reservoir. The fluids are removed leaving the proppant in place.

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

     Multi-pay horizons. A wellbore with more than one zone that may potentially produce hydrocarbons.

     Net acres or net wells. The sum of the working interests owned in gross acres or gross wells.

     Net cash flow. Net cash flow is defined as net income plus geological and geophysical costs, exploratory and abandonment costs, depletion, depreciation and amortization, impairment and gain/loss on sale, income taxes and extraordinary items.

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

     Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required to establish production.

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

                      [This page intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of HS Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of HS Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HS Resources, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 1998 the Company retroactively adopted the successful efforts method of accounting for its oil and gas producing activities.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado
February 11, 2000

                               HS RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Current Assets
  Cash and cash equivalents.................................  $     518   $   9,658
  Margin deposits...........................................        935         622
  Accounts receivable
     Oil and gas sales......................................     31,602      20,528
     Trading and transportation.............................     18,518      14,012
     Trade..................................................      3,089       4,080
     Other..................................................     16,211       8,277
  Lease and well equipment inventory, at cost...............      1,249         710
  Prepaid expenses and other................................      3,966       2,378
  Notes receivable from officers for exercise of stock
     options................................................      1,574          --
                                                              ---------   ---------
          Total current assets..............................     77,662      60,265
                                                              ---------   ---------
Oil and Gas Properties, at cost, using the successful
  efforts method
  Undeveloped acreage.......................................     99,358     108,030
  Costs subject to depreciation, depletion and
     amortization...........................................    892,976     816,633
  Less accumulated depreciation, depletion and
     amortization...........................................   (227,691)   (175,729)
                                                              ---------   ---------
          Net oil and gas properties........................    764,643     748,934
                                                              ---------   ---------
Gas Gathering and Transportation Facilities, at cost, net of accumulated depreciation of $2,016 and $1,617 at December
  31, 1999 and 1998, respectively...........................     52,611       4,274
                                                              ---------   ---------
Other Assets
  Workover rigs and equipment, net..........................        832          --
  Deferred charges and other, net...........................     10,070      11,002
  Office and transportation equipment and other property,
     net of accumulated depreciation of $6,509 and $5,883 at
     December 31, 1999 and 1998, respectively...............      2,208       3,018
  Notes receivable from officers for exercise of stock
     options and issuance of common stock (Note 8)..........        812       2,246
  Goodwill, net of accumulated amortization of $1,260 and
     $900 at December 31, 1999 and 1998, respectively (Note
     2).....................................................      2,340       2,700
                                                              ---------   ---------
          Total other assets................................     16,262      18,966
                                                              ---------   ---------
          Total Assets......................................  $ 911,178   $ 832,439
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)

Current Liabilities
  Accounts payable
     Trade..................................................  $ 26,653   $ 21,409
     Revenue................................................    36,897     20,915
     Gas purchases..........................................     9,290      7,238
  Accrued expenses
     Ad valorem and production taxes........................    10,624     12,027
     Interest...............................................     5,233      6,665
     Other..................................................     5,389      7,382
  Income taxes payable......................................       958      2,793
  Oil and gas production note payable.......................        --        735
  Payable to KMI............................................    19,551         --
                                                              --------   --------
          Total current liabilities.........................   114,595     79,164
                                                              --------   --------
Accrued Ad Valorem Taxes....................................    15,804     12,451
                                                              --------   --------
Deferred Revenue (Note 12)..................................        --      8,908
                                                              --------   --------
Payable to KMI..............................................    27,556         --
                                                              --------   --------
Long-Term Bank Debt.........................................   227,000    230,000
                                                              --------   --------
9 7/8% Senior Subordinated Notes, due 2003, net of
  unamortized discount of $229 and $288 at December 31, 1999
  and 1998, respectively....................................    74,771     74,712
                                                              --------   --------
9 1/4% Series A Senior Subordinated Notes, due 2006, net of
  unamortized discount of $534 and $612 at December 31, 1999
  and 1998, respectively....................................   149,466    149,388
                                                              --------   --------
9 1/4% Series B Senior Subordinated Notes, due 2006, net of
  unamortized discount of $3,653 and $4,184 at December 31,
  1999 and 1998, respectively...............................    81,347     80,816
                                                              --------   --------
Deferred Income Taxes.......................................    53,246     44,138
                                                              --------   --------
Commitments and Contingencies (Note 11)
                                                              --------   --------
Stockholders' Equity (Note 7)
  Preferred stock...........................................        --         --
  Common stock, $.001 par value, 50,000 shares authorized;
     19,528 and 19,127 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............        20         19
  Additional paid-in capital................................   191,406    188,196
  Retained deficit..........................................   (14,302)   (25,988)
  Deferred compensation.....................................    (1,981)    (1,749)
  Treasury stock, at cost, 731 and 801 shares at December
     31, 1999 and 1998, respectively........................    (7,750)    (7,616)
                                                              --------   --------
          Total stockholders' equity........................   167,393    152,862
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $911,178   $832,439
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999           1998           1997
                                                            -----------    -----------    -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Oil and gas sales.......................................   $164,660       $150,087       $137,251
  Trading and transportation..............................     52,662         54,144         90,062
  Other gas revenues......................................     10,132          8,560          4,449
  Gathering and transmission system revenues..............      1,286             --             --
  Interest income and other...............................        610          1,405          1,943
                                                             --------       --------       --------
          Total revenues..................................    229,350        214,196        233,705
                                                             --------       --------       --------
Expenses
  Production taxes........................................     10,309         10,422          9,703
  Lease operating.........................................     28,014         30,410         24,848
  Cost of trading and transportation......................     49,567         50,451         88,402
  Gathering and transmission system operating expenses....        386             --             --
  Depreciation, depletion and amortization................     54,400         61,223         45,757
  Exploratory and abandonment.............................     13,525         15,420         13,438
  Geological and geophysical..............................      6,837         14,308         17,049
  Impairment and (gain)/loss on sales of oil and gas
     properties...........................................     (1,171)        11,986         15,710
  General and administrative..............................      5,823          8,061         11,550
  Interest................................................     42,781         41,990         32,297
                                                             --------       --------       --------
          Total expenses..................................    210,471        244,271        258,754
                                                             --------       --------       --------
Income (loss) before provision (benefit) for income
  taxes...................................................     18,879        (30,075)       (25,049)
Provision (benefit) for income taxes......................      7,193        (11,459)        (9,544)
                                                             --------       --------       --------
Net income (loss).........................................   $ 11,686       $(18,616)      $(15,505)
                                                             ========       ========       ========
Basic earnings (loss) per share...........................   $   0.63       $  (1.00)      $  (0.91)
                                                             ========       ========       ========
Diluted earnings (loss) per share.........................   $   0.62       $  (1.00)      $  (0.91)
                                                             ========       ========       ========
Weighted average number of common shares outstanding......     18,697         18,609         17,119
                                                             ========       ========       ========
Weighted average number of common shares outstanding
  assuming dilution.......................................     18,888         18,609         17,119
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                     COMMON STOCK     ADDITIONAL   RETAINED                    TREASURY STOCK
                                    ---------------    PAID-IN     EARNINGS      DEFERRED     ----------------
                                    SHARES   AMOUNT    CAPITAL     (DEFICIT)   COMPENSATION   SHARES   AMOUNT
                                    ------   ------   ----------   ---------   ------------   ------   -------
                                                                  (IN THOUSANDS)
BALANCE, DECEMBER 31, 1996........  17,128    $17      $163,115    $  8,133      $  (171)      (122)   $(1,670)
  Purchase of treasury stock......      --     --            --          --           --       (101)    (1,399)
  Transfer of treasury stock to
    401(k) Plan...................      --     --           (68)         --           --         36        485
  Issuance of common stock for
    Amoco Acquisition.............   1,200      1        19,999          --           --         --         --
  Issuance of treasury stock for
    exercise of options including
    income tax benefit............      --     --           (34)         --           --         27        367
  Issuance of restricted stock....       3     --            45          --          (45)        --         --
  Amortization of deferred
    compensation..................      --     --            --          --           72         --         --
  Issuance of common stock........      12     --           135          --           --         --         --
  Exercise of warrants and
    options.......................     312      1            (1)         --           --         --         --
  Net loss........................      --     --            --     (15,505)          --         --         --
                                    ------    ---      --------    --------      -------       ----    -------
BALANCE, DECEMBER 31, 1997........  18,655     19       183,191      (7,372)        (144)      (160)    (2,217)
                                    ======    ===      ========    ========      =======       ====    =======
  Purchase of treasury stock......      --     --            --          --           --       (722)    (6,524)
  Transfer of treasury stock to
    401(k) Plan...................      --     --             7          --           --         39        542
  Issuance of treasury stock for
    exercise of options including
    income tax benefit............      --     --          (115)         --           --         42        583
  Issuance of restricted stock....      32     --           428          --         (428)        --         --
  Amortization of deferred
    compensation..................      --     --            --          --          307         --         --
  Issuance of performance
    shares........................     106     --         1,534          --       (1,534)        --         --
  Exercise of stock options,
    including income tax
    benefit.......................     337     --         3,201          --           --         --         --
  Restricted stock forfeited......      (3)    --           (50)         --           50         --         --
  Net loss........................      --     --            --     (18,616)          --         --         --
                                    ------    ---      --------    --------      -------       ----    -------
BALANCE, DECEMBER 31, 1998........  19,127     19       188,196     (25,988)      (1,749)      (801)    (7,616)
                                    ======    ===      ========    ========      =======       ====    =======
  Purchase of treasury stock......      --     --            --          --           --       (128)    (2,055)
  Transfer of treasury stock to
    401(k) Plan...................      --     --            50          --           --         75        712
  Issuance of treasury stock for
    exercise of options including
    income tax benefit............      --     --           492          --           --        123      1,209
  Issuance of restricted stock....      34     --           301          --         (301)        --         --
  Amortization of deferred
    compensation..................      --     --            --          --        1,067         --         --
  Issuance of performance
    shares........................     132      1           997          --         (998)        --         --
  Issuance of common stock........     235     --         1,370          --           --         --         --
  Net income......................      --     --            --      11,686           --         --         --
                                    ------    ---      --------    --------      -------       ----    -------
BALANCE, DECEMBER 31, 1999........  19,528    $20      $191,406    $(14,302)     $(1,981)      (731)   $(7,750)
                                    ======    ===      ========    ========      =======       ====    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $ 11,686   $ (18,616)  $(15,505)
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation, depletion and amortization................    54,400      61,223     45,757
    Impairment and (gain)/loss on sales of oil and gas
      properties............................................    (1,171)     11,986     15,710
    Amortization of deferred charges, debt issue costs and
      deferred compensation.................................     4,210       2,621      1,830
    Surrendered and expired acreage.........................     5,211      10,422      6,195
    Transfer of treasury stock to 401(k) Plan...............       763         549        417
    Gain on sale of fixed assets............................        --        (235)        --
    Deferred income tax provision (benefit).................     7,008     (14,106)   (10,554)
    (Increase) decrease in accounts and notes receivable....   (22,523)     (1,186)     2,558
    Increase in accounts payable and accrued expenses.......    18,524      10,069      7,947
    (Decease) increase in deferred revenue, net.............    (8,908)       (965)     9,873
    Other...................................................    (4,189)     (1,257)       843
                                                              --------   ---------   --------
         Net cash provided by operating activities..........    65,011      60,505     65,071
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Exploration, development and leasehold costs..............   (75,209)    (98,307)   (46,189)
  Purchase of unproved and proved properties................        --      (4,754)  (299,087)
  Purchase of workover rigs and equipment...................      (875)         --         --
  Gas gathering and transportation facilities additions.....    (1,629)        (28)      (157)
  Other property additions..................................      (353)       (859)    (1,712)
  Proceeds from the sale of oil and gas properties..........     3,026     151,031     35,603
  Proceeds from the sale of fixed assets and other
    property................................................        --       1,234         --
  Increase in property related payables.....................     2,809       3,694     11,272
                                                              --------   ---------   --------
         Net cash (used in) provided by investing
           activities.......................................   (72,231)     52,011   (300,270)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt........................................    81,000     154,750    337,000
  Repayments of debt........................................   (84,000)   (256,000)   (99,000)
  Debt issuance costs.......................................        --      (2,460)    (2,948)
  Issuance of common stock..................................       611          --        135
  Exercise of options.......................................     1,701         468        333
  Purchase of treasury stock................................    (2,055)     (6,524)    (1,399)
  Payment of officer note and interest......................       823          --         --
  Minority interest, net....................................        --          --       (779)
                                                              --------   ---------   --------
         Net cash (used in) provided by financing
           activities.......................................    (1,920)   (109,766)   233,342
                                                              --------   ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (9,140)      2,750     (1,857)
  Cash and cash equivalents, beginning of year..............     9,658       6,908      8,765
                                                              --------   ---------   --------
  Cash and cash equivalents, end of year....................  $    518   $   9,658   $  6,908
                                                              ========   =========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Interest paid, net of capitalized interest................  $ 40,542   $  36,481   $ 28,731
  Cash paid for income taxes, net of reimbursements.........  $    (68)  $   3,135   $   (413)
  Schedule of noncash investing and financing activities:
    Exchange of properties in Amoco Acquisition.............  $     --   $      --   $ 23,000
    Common stock issued in Amoco Acquisition................  $     --   $      --   $ 20,000
    Purchase of Wattenberg Gathering System.................  $ 47,107   $      --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                               HS RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     HS Resources, Inc. (the "Company"), a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops, explores for, exploits and produces oil and gas properties. The Company's primary properties are located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast and to a lesser extent the Northern Rocky Mountains. Through its wholly-owned subsidiary, HS Gathering L.L.C., the Company gathers and transports its own and third party gas. Through its subsidiary, HS Energy Services, Inc. ("HSES"), the Company markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market.

     During the fourth quarter of 1998, the Company elected to change its accounting method for oil and gas properties from the full cost method to the successful efforts method. As required by generally accepted accounting principles, all financial statements presented as of 1998 were retroactively restated to give effect to this change in accounting method. The cumulative effect of this change, net of income taxes, was to reduce December 31, 1997, retained earnings by $50.1 million. For the statement of operations for the year ended December 31, 1997, the effect of the accounting change was to decrease net income by $26.8 million ($1.57 per diluted share).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas, and impairments in value are charged to expense. Exploratory costs, geological and geophysical expenses and delay rentals are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of developmental dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field by field basis. The depreciation of capitalized drilling costs is based on the unit-of-production method using proved developed reserves on a field by field basis.

     The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties and other assets. Oil and gas properties are generally assessed on a property-by-property basis. If an impairment is indicated based on undiscounted expected future net cash flows, it is recognized to the extent that net capitalized costs exceed discounted expected future net cash flows. During 1999 no impairments were provided for whereas in 1998 and 1997, the Company recorded $5.3 million and $1.6 million, respectively, for such impairments. During 1999, 1998 and 1997 the Company capitalized $7.1 million, $11.7 million and $3.8 million, respectively, of interest relating to undeveloped acreage.

     Income Taxes. The Company follows the liability method of accounting for income taxes as prescribed by SFAS 109. Accordingly, deferred tax provisions or benefits are recognized in the financial statements for the change in deferred tax liabilities or assets during each year. The deferred liabilities or assets represent taxes payable or refundable in future years, as measured by the provisions of enacted tax laws, or as a result of temporary differences between the basis of assets and liabilities for financial reporting and tax reporting purposes. Such differences relate mainly to depreciable and depletable properties and intangible drilling costs.

     Cash Equivalents. Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

                               HS RESOURCES, INC.

     Margin Deposits. The Company uses energy related financial instruments to reduce its exposure to price risk related to natural gas. Margin deposits consist of monies on deposit with brokers that are restricted to meet exchange trading requirements (see Note 5).

     Financial Instruments. The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are deferred and recognized in the period the underlying physical transactions occur in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions. In the event energy related financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy related financial instruments at the time of the termination remain deferred until the period of physical delivery unless both the energy related financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

     Earnings Per Share. SFAS No. 128, "Earnings Per Share" provides computation, presentation and disclosure requirements for earnings per share ("EPS"). In the fiscal year ended December 31, 1999, the dilutive impact was 191,000 shares. There was no dilutive impact to weighted average shares for the fiscal years ended December 31, 1998 and 1997.

     Deferred Charges. Legal and accounting fees, printing costs and other expenses associated with the issuance of the Company's debt have been capitalized and are being amortized over the remaining term of the debt.

     Gas Gathering And Transportation Facilities. Depreciation of gas gathering and transportation facilities is provided using the straight-line method over estimated useful lives of 20 years.

     Office And Transportation Equipment. Depreciation of office and transportation equipment is provided using the straight-line method over estimated useful lives which range from three to ten years.

     Goodwill. In connection with the 1996 merger with Tide West Oil Company, the Company recorded goodwill of $3.6 million attributable to its trading and marketing subsidiary, HSES. Such amount is amortized on a straight-line basis over 10 years.

     Gas Imbalances. Gas imbalances are accounted for under the sales method whereby revenues are recognized based on actual production sold. At December 31, 1999, the Company's gas balancing position was approximately 94,000 Mcf underproduced.

     Use Of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement was recently amended by SFAS No. 137 extending the adoption period to fiscal years beginning after June 15,

                               HS RESOURCES, INC.

2000. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. In accordance with EITF Issue 98-10, the Company records energy trading contracts at fair value on the balance sheet, with the changes in fair value included in earnings.

NOTE 3 -- ACQUISITIONS AND DIVESTITURES

     Acquisition Of Gas Gathering And Transmission Assets. On November 26, 1999, the Company acquired certain gas gathering and transmission assets (the "Wattenberg Gathering System") from Kinder Morgan, Inc. and affiliated entities ("KMI") for an adjusted purchase price of approximately $48 million plus the future assumption of an operating lease which had a present value of $19 million.

     The Wattenberg Gathering System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is being accounted for using the purchase method of accounting. Along with the system, the Company acquired a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant.

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

     Amoco Acquisition. Effective December 1, 1997, the Company acquired from Amoco Production Company ("Amoco") all of Amoco's producing and non-producing oil and gas properties in the Wattenberg field area of the D-J Basin (the "Amoco Acquisition") for $290 million in cash, 1.2 million shares of common stock valued at $20 million and the transfer to Amoco of certain producing Mid-Continent properties valued at $23 million. The Amoco properties contained estimated proved reserves of 70.2 MMBoe at December 31, 1997 and included interests in 2,068 wells, of which 804 were operated by Amoco. The Amoco Acquisition was accounted for using the purchase method of accounting and the Company began consolidating the results of operations on the closing date of December 15, 1997.

                               HS RESOURCES, INC.

NOTE 4 -- PRO FORMA STATEMENT (UNAUDITED)

     The following table sets forth the condensed unaudited pro forma operating results of the Company for the twelve months ended December 31, 1999. The condensed pro forma operating results assume that the acquisition of the gas gathering and transmission assets from KMI had occurred on January 1, 1999 (see
Note 3). The condensed pro forma results are not necessarily indicative of the results of operations had the acquisition been consummated on January 1, 1999, and may not necessarily be indicative of future performance.

                                                       TWELVE MONTHS
                                                     ENDED DECEMBER 31,
                                                            1999
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  (UNAUDITED)
--------------------------------------               ------------------
Revenues...........................................       $247,948
Net income.........................................       $ 17,815
Diluted income per share...........................       $   0.94
Weighted average number of common
  shares outstanding assuming dilution.............         18,888

NOTE 5 -- RISK MANAGEMENT

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

     Hedging Activities. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying transactions occur and are booked in "oil and gas sales" (for company owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for Company owned production reduced the Company's oil and gas sales by $6.1 million in 1999 and by $2.9 million in 1997 and increased the Company's oil and gas sales by $9.0 million in 1998. Hedging contracts for third party gas increased trading and transportation revenues by approximately $36,000, $346,000 and $1.2 million in 1999, 1998 and 1997, respectively.

                               HS RESOURCES, INC.

     As a part of its risk management program, the Company generally enters into hedges for delivery into one of several pipelines located near its producing regions, Panhandle Eastern Pipeline Company ("PEPL"), Northwest Pipeline Corporation ("NW"), Colorado Interstate Gas Company ("CIG"), or at the New York Mercantile Exchange ("NYMEX") prices settled at the Henry Hub. With respect to the NYMEX hedged volumes that exceed the Company's Gulf Coast volumes, the Company usually hedges basis to its producing regions. As of December 31, 1999, the Company held hedge swap positions as follows:

GAS HEDGES

                                           AVERAGE DAILY                                FAIR VALUE AT
                                             QUANTITY      SETTLEMENT      PRICE      DECEMBER 31, 1999
TIME PERIOD                                   (MMBTU)       LOCATION    (PER MMBTU)      GAIN (LOSS)
-----------                                -------------   ----------   -----------   -----------------
January 2000-March 2000..................     10,000          PEPL        $2.490          $233,375
January 2000-March 2000..................      5,000          PEPL        $2.520          $130,338
January 2000-March 2000..................     20,000          PEPL        $2.700          $848,950
January 2000-March 2000..................     10,000            NW        $2.175          $(15,175)
April 2000-October 2000..................     15,000            NW        $2.200          $426,177
April 2000-October 2000..................      5,000            NW        $2.200          $142,059
April 2000-October 2000..................     10,000            NW        $2.250          $391,118
January 2000-January 2000................     25,000         NYMEX        $2.405          $ 47,275
January 2000-January 2000................     15,000         NYMEX        $2.250          $ 17,903
February 2000-February 2000..............     15,000         NYMEX        $2.360          $ 13,485
February 2000-February 2000..............     25,000         NYMEX        $2.205          $  4,350
March 2000-March 2000....................     15,000         NYMEX        $2.400          $ 37,200
March 2000-March 2000....................     25,000         NYMEX        $2.245          $ 62,000
January 2000-February 2000...............     20,000         NYMEX        $2.435          $117,900
March 2000-March 2000....................     20,000         NYMEX        $2.465          $ 89,900
April 2000-October 2000..................     10,000         NYMEX        $2.198          $278,768
April 2000-October 2000..................     25,000         NYMEX        $2.150          $442,795
April 2000-October 2000..................     10,000         NYMEX        $2.115          $102,218
April 2000-October 2000..................     30,000         NYMEX        $2.052          $(94,596)
November 2000-March 2001.................     20,000         NYMEX        $2.195          $203,240
April 2001-October 2001..................     10,000         NYMEX        $2.090          $ 55,540
April 2001-October 2001..................     20,000         NYMEX        $2.110          $196,680

WRITTEN GAS CALLS

                                           AVERAGE DAILY                                FAIR VALUE AT
                                             QUANTITY      SETTLEMENT      PRICE      DECEMBER 31, 1999
TIME PERIOD                                   (MMBTU)       LOCATION    (PER MMBTU)      GAIN (LOSS)
-----------                                -------------   ----------   -----------   -----------------
January 2000-December 2000...............     20,000         NYMEX        $3.100          $(338,066)
January 2001-December 2001...............     20,000         NYMEX        $3.000          $(752,538)

                               HS RESOURCES, INC.

     As of December 31, 1999 the Company has hedged its expected oil production as follows:

CRUDE HEDGES

                                           AVERAGE MONTHLY                              FAIR VALUE AT
                                              QUANTITY       SETTLEMENT     PRICE     DECEMBER 31, 1999
TIME PERIOD                                     (BBL)         LOCATION    (PER BBL)      GAIN (LOSS)
-----------                                ---------------   ----------   ---------   -----------------
January 2000-March 2000..................       30,333          WTI        $13.300       $(1,023,790)
January 2000-March 2000..................      151,667          WTI        $23.950       $  (273,198)
April 2000-June 2000.....................       61,333          WTI        $22.600       $    33,643

WRITTEN CRUDE CALLS

                                           AVERAGE MONTHLY                              FAIR VALUE AT
                                              QUANTITY       SETTLEMENT     PRICE     DECEMBER 31, 1999
TIME PERIOD                                     (BBL)         LOCATION    (PER BBL)      GAIN (LOSS)
-----------                                ---------------   ----------   ---------   -----------------
January 2000-December 2000...............      61,000           WTI        $21.400       $(1,703,129)
January 2001-December 2001...............      60,833           WTI        $20.400       $(1,141,401)

     Additionally, with respect to the hedging of third party gas, the Company has hedged 3.3 Bcf from January 2000 through December 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at December 31, 1999 was a gain of $95,026.

     The Company routinely buys and sells options or forward contracts as part of its overall hedging strategy. As of December 31, 1999, the Company had written natural gas and crude calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

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

     The Company's policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. For the years ended December 31, 1999, 1998 and 1997, net gains of $3.3 million, $2.8 million and $0.5 million, respectively, were recognized in connection with financial trading activities and are included in "trading and transportation revenues."

     Credit Risk. While notional amounts are used to express the volume of various derivative financial instruments, the amounts potentially subject to credit risk in the event of nonperformance by the third parties are substantially smaller. Counterparties to the swap, collar, floor and ceiling arrangements discussed above are generally investment grade institutions. Accordingly, the Company does not anticipate any material impact to the Company's financial position or results of operations as a result of nonperformance by the third parties to financial instruments related to hedging activities or trading activities.

                               HS RESOURCES, INC.

NOTE 6 -- LONG-TERM DEBT

     Long-term Bank And Other Debt. Debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
Bank debt...................................................  $227,000   $230,000
Payable to KMI..............................................    47,107         --
Other debt..................................................        --        735
                                                              --------   --------
                                                               274,107    230,735
Less -- current portion.....................................   (19,551)      (735)
                                                              --------   --------
Long-term bank debt and other debt, net of current
  portion...................................................  $254,556   $230,000
                                                              ========   ========
9 7/8% Senior Subordinated notes due 2003, net of
  unamortized discount of $229 and $288 at December 31, 1999
  and 1998, respectively....................................  $ 74,771   $ 74,712
                                                              ========   ========
9 1/4% Series A Senior Subordinated notes due 2006, net of
  unamortized discount of $534 and $612 at December 31,
  1999, and 1998, respectively..............................  $149,466   $149,388
                                                              ========   ========
9 1/4% Series B Senior Subordinated notes, due 2006, net of
  unamortized discount of $3,653 and $4,184 at December 31,
  1999 and 1998, respectively...............................  $ 81,347   $ 80,816
                                                              ========   ========

     Bank Debt. On June 7, 1996, the Company entered into a revolving senior term credit facility with The Chase Manhattan Bank, as Agent (the "Chase Facility") which has been subsequently amended. On December 10, 1998, as a result of the issuance of the Series B 9 1/4% Notes, the Chase Facility was amended to adjust the borrowing base to $280 million and reflect other changes required by the issuance of the Notes. The interest rates payable thereunder is The Chase Manhattan Bank Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. Under the terms of the Chase Facility, no principal payments are required until December 15, 2002, assuming the Company maintains a borrowing base sufficient to support the outstanding loan balance. The borrowing base is based on the underlying value of the Company's oil and gas properties. In March 1999, but effective December 31, 1998, the Company entered into the seventh amendment to the Chase Facility to modify certain covenants under the facility as a result of the Company's conversion to the successful efforts method of accounting. Certain definitions and covenants were revised to make them consistent with this method of accounting.

     Payable To KMI. Payments to KMI are specified in an operating services agreement, with certain contractual obligations between the Company and KMI. As specified in the agreement actual payment amounts will be made monthly through December 2001 with amounts varying depending upon system throughput. The obligation to KMI represents the present value of contractually defined net payments based on an assumed volume of throughput discounted at an imputed interest rate of approximately 11.8%.

     Interest Rate Swaps. In the first quarter of 1999, the Company entered into an interest rate exchange agreement with a financial institution to hedge $50 million of its borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, the Company entered into an interest rate exchange agreement with a financial institution to hedge its interest rate on $80 million of the Company's borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the Company's fixed rate and the one-month LIBOR rate is received or paid by the Company. As part of the $80 million hedging agreement, the Company's pre-1999 hedging agreements were either cancelled or offset. Market risk related to borrowings from a one percent change in interest rates would result in an approximate

                               HS RESOURCES, INC.

$1.0 million annual impact on pre-tax income based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

     Senior Subordinated Notes. In December 1998, the Company issued $85 million of its 9 1/4% Series B senior subordinated notes due in 2006. The notes pay interest semi-annually on May 15 and November 15. The notes were priced to yield 10.18% and the Company received net proceeds of $78.3 million after discounts, underwriting commissions and offering costs. The proceeds of the notes were used to replace with fixed rate term debt a portion of the outstanding indebtedness under the Company's bank credit facility.

     Carrying Value. At December 31, 1999 and 1998, the carrying amount of the Company's 9 7/8% senior subordinated notes was $74.8 million and $74.7 million and the estimated fair value was $74.8 million and $73.9 million, respectively. At December 31, 1999 and 1998, the carrying amount of the 9 1/4% Series A senior subordinated notes was $149.5 million and $149.4 million and the estimated fair value was $148.5 million and $144.0 million, respectively. At December 31, 1999 and 1998, the carrying amount of the 9 1/4% Series B senior subordinated notes was $81.3 million and $80.8 million and the estimated fair value was $84.0 million and $81.6 million. The fair value is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturity.

     Based on borrowing rates available for bank loans with similar collateral, the fair value of the borrowing under the bank debt at December 31, 1999, is estimated to be its carrying value of $227.0 million.

     The Company's credit facility currently prohibits payment of dividends and the indentures governing its outstanding 9 1/4% and 9 7/8% senior subordinated notes due in 2006 and 2003, respectively, also limit the Company's ability to pay dividends.

NOTE 7 -- STOCKHOLDERS' EQUITY

     Outstanding Shares. In May 1998, the Company's stockholders approved an increase in the number of authorized shares of the Company's common stock, from 30 million to 50 million.

     Series A Convertible Participating Preferred Stock. The Company has authorized 15 million shares of $.001 par value Series A convertible preferred stock, of which no shares are currently issued or outstanding. The stock has a stated value of $13.50 and a liquidation preference of $1.00 per share.

     Series A Junior Preferred Stock. In February 1996, the Company authorized 300,000 shares of Series A junior preferred stock. The stock shall be issuable upon exercise of rights (the "Rights") issued pursuant to the agreement dated as of February 28, 1996, between the Company and Harris Trust Company of California, as Rights Agent (the "Rights Agreement"). The Rights Agreement was designed to protect the Company's shareholders in the event of takeover action that would deny them the full value of their investment (the "Rights Plan").

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

     Under the Rights Plan, if any person or group becomes the beneficial owner of 15% or more of the Company's common stock, or in the event of a merger or other business combination, each right will entitle

                               HS RESOURCES, INC.

the holder other than the acquiring party to purchase either Company stock or shares in an "acquiring entity" at a 50% discount of the then current market value. HS Resources will be entitled to redeem the rights at $0.01 per right at any time prior to such time that a person or group acquires a 15% position in the Company's voting stock.

     Warrants. The Company had 6,000 warrants outstanding and exercisable at $6.67 per share as of December 31, 1999, 1998 and 1997.

     Restricted Stock. In 1999, 1998 and 1997 the Company issued 33,984, 32,126 and 2,500 shares of restricted stock and recorded approximately $301,000, $428,000 and $45,000 of deferred compensation, respectively. The amounts recorded as deferred compensation represent the difference between the deemed fair value for accounting purposes and the stock price as determined by the Company at the date of grant. Such amounts are presented as a reduction of stockholders' equity and will be amortized over the vesting period of the related stock. In 1999, 1998 and 1997 the Company amortized approximately $220,000, $136,000 and $72,000, respectively.

     Issuance Of Performance Shares. In May 1998, the Company's stockholders approved amendments to the Amended and Restated 1997 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares have a base vesting schedule over nine years with accelerated vesting to occur no earlier than one-fourth of the shares in each of the first four years. In 1998, the Company issued 106,234 performance shares. In connection with this issuance, the Company recorded deferred compensation of $1.5 million which is being amortized based on management's evaluation regarding the attainment of the defined performance goals. In April 1999, following the Company's change to successful efforts accounting, the earnings measure for determining return on equity as originally stated in the 1998 amendments to the Plan was changed to allow that value measure to operate as originally intended. Following that change, the Board of Directors determined that the 1998 value measures applicable to the performance shares issued in 1998 were fully met. As a result, one fourth of these performance shares have now vested. Additional amortization expense of approximately $214,000 was recorded in the first quarter of 1999 related to the vesting of these shares. In the second quarter of 1999, the Company issued 132,000 performance shares and recorded deferred compensation of approximately $1.0 million. In 1999, the Company amortized deferred compensation of approximately $633,000 for all performance shares issued assuming full achievement of defined performance goals.

     Total Return Equity Swaps. In 1999, the Company entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. The Company has the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000.

     On May 24, 1999, the Company entered into a second agreement whereby the financial institution acquired 100,000 shares of the Company's common stock from another investor at a price of $11.9875. The Company has the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

     On December 1, 1999, the Company entered into a third agreement whereby a financial institution agreed to acquire on the open market up to 300,000 shares of the Company's common stock at the current market price over a three month period beginning December 2, 1999. As of December 31, 1999 the financial institution had acquired 232,400 shares at a weighted average price of $14.37 per share. The Company has the right, but not the obligation, to purchase the stock at the weighted average price at any time through September 2, 2001.

                               HS RESOURCES, INC.

     If the Company decides not to purchase the shares on or before the termination of these agreements, the Company will receive any increase in the market value of the shares covered by that agreement above the purchase price of the shares, or will pay for any loss; however, the Company may cover losses in most circumstances by issuing common stock to the financial institution if it chooses to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. The Company also pays certain commissions and finance costs. At December 31, 1999 the aggregate fair market value of the Company's common stock in excess of the underlying option price attributable to such shares was approximately $9.4 million.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of December 31, 1999, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes. The notes mature on March 3, 2001 and bear interest at the annual rate of 8.5%.

     In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is prime plus 0.25% per annum. The prime rate as of December 31, 1999 was 8.5%. In the third quarter of 1999, principal and accrued interest in the amount of $823,295 was repaid.

NOTE 9 -- PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                         1999       1998       1997
                                                        -------   --------   --------
Current:
  Federal.............................................  $(2,300)  $  3,100   $    200
  State...............................................      200      2,200        700
                                                        -------   --------   --------
                                                         (2,100)     5,300        900
                                                        -------   --------   --------
Deferred:
  Federal.............................................    8,420    (14,955)    (9,320)
  State...............................................      873     (1,804)    (1,124)
                                                        -------   --------   --------
                                                          9,293    (16,759)   (10,444)
                                                        -------   --------   --------
                                                        $ 7,193   $(11,459)  $ (9,544)
                                                        =======   ========   ========

                               HS RESOURCES, INC.

     The deferred income tax expense during the years ended December 31, 1999, 1998, and 1997 results from the following (in thousands):

                                                        1999       1998       1997
                                                       -------   --------   --------
TYPE OF TEMPORARY DIFFERENCE
Alternative minimum tax..............................  $ 2,600   $ (3,100)  $     50
Depreciation, depletion and amortization.............   (6,895)   (16,903)   (17,865)
Intangible drilling costs............................   12,192     25,428     16,530
Sales of properties..................................     (667)   (28,174)    (5,967)
Operating loss carryforwards.........................    2,063      5,990     (3,192)
                                                       -------   --------   --------
Deferred tax provision (benefit).....................  $ 9,293   $(16,759)  $(10,444)
                                                       =======   ========   ========

     The components of the net deferred tax liability as of December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999      1998
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and basis difference...........................  $60,817   $56,424
                                                              -------   -------
Deferred tax liability......................................   60,817    56,424
DEFERRED TAX ASSETS
Tax effect of regular net operating loss....................    3,855     5,918
Alternative minimum tax credit..............................    1,396     4,048
Statutory depletion carryforwards...........................    2,320     2,320
                                                              -------   -------
Deferred tax assets, net....................................    7,571    12,286
                                                              -------   -------
Net deferred tax liability..................................  $53,246   $44,138
                                                              =======   =======

     The effective tax rate during 1999, 1998 and 1997 differs from the statutory rate of 35% principally because of the effects of state income taxes, net of federal tax benefit.

     The Company has net tax operating loss carryforwards aggregating approximately $9.4 million available at December 31, 1999, to offset future taxable income. These carryforwards, if not previously utilized, expire in 2011 through 2019.

     The Company has an alternative minimum tax ("AMT") credit carryforward of approximately $1.4 million. AMT credits can be carried forward indefinitely and may only be used to reduce regular tax liabilities in future years when regular tax payable exceeds AMT payable. The Company also has a percentage depletion carryforward of approximately $6.0 million which can be used to reduce taxable income in the future and is not subject to expiration.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     401(k) And Profit Sharing Plans. Effective June 30, 1989, the Company adopted two qualified defined contribution plans, the HS Resources, Inc. Employee Investment 401(k) Plan and the HS Resources, Inc. Profit Sharing Plan. Effective August 1, 1998, the two plans were merged together to form the 401(k) and Profit Sharing Plan. Under the new plan employees are eligible to participate upon date of hire. From January 1, 1998 through July 31, 1998, participants could make pretax contributions up to 10%. Effective August 1, 1998 under the new plan pretax contributions increased to 15%. All annual contributions are subject to IRS annual limitations (up to a maximum of $10,000 for 1999). Employees may receive matching contributions from the Company in an amount determined by the Board of Directors. All 401(k) matching

                               HS RESOURCES, INC.

contributions are vested 100% upon eligibility. The Company can also make profit sharing contributions. Such contributions are determined by the Board of Directors and are vested to participants over five years of service. Company contributions are included in general and administrative expenses in the accompanying statements of operations.

     At December 31, 1999, the Company accrued approximately $1.1 million for the 1999 401(k) matching contribution. Contributions to the plans were $762,931 and $548,987 in 1998 and 1997, respectively.

     Stock Option Plan. The 1997 Plan provides for the award of benefits of various types to salaried employees and directors of the Company and its affiliates. These include stock options, stock appreciation rights, restricted shares of Company stock, performance shares, performance-based cash awards and other performance-based stock awards. One million four hundred seventy-five thousand shares of the Company's stock are subject to the 1997 Plan. A prior stock option plan was in effect until April 1997. The Company has two Director Stock Option Plans, the 1992 Plan and the 1993 Plan. However no options are outstanding under the 1993 Plan. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost was recognized during 1999, 1998 and 1997. SFAS No. 123, "Accounting for Stock Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB No. 25, provided that proforma disclosures are made of net income or loss and net income or loss per share, assuming a fair value based method of SFAS 123 had been applied.

     The following table summarizes activity with respect to outstanding stock options for the years 1999, 1998 and 1997:

                                                             THOUSANDS   WEIGHTED AVERAGE
                                                             OF SHARES     OPTION PRICE
                                                             ---------   ----------------
Outstanding at December 31, 1996 (627 shares
  exercisable).............................................      774          $10.63
  Granted..................................................      163           14.60
  Exercised................................................      (41)           9.23
  Forfeited................................................       (7)          14.14
                                                               -----          ------
Outstanding at December 31, 1997 (635 shares
  exercisable).............................................      889           11.39
  Granted..................................................      713           11.26
  Exercised................................................     (379)           6.95
  Forfeited................................................     (198)          14.14
                                                               -----          ------
Outstanding at December 31, 1998 (448 shares
  exercisable).............................................    1,025           13.89
  Granted..................................................      509            9.59
  Exercised................................................     (123)          12.32
  Forfeited................................................      (20)          14.76
                                                               -----          ------
Outstanding at December 31, 1999 (526 shares
  exercisable).............................................    1,391          $12.44
                                                               =====          ======

                               HS RESOURCES, INC.

     The following table reflects the pro forma financial statements had compensation cost for the stock option plans been determined consistent with SFAS 123, net of the effect of forfeitures and tax (in thousands except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1999       1998       1997
                                                       -------   --------   --------
Net income (loss) applicable to common stockholders:
  As reported........................................  $11,686   $(18,616)  $(15,505)
                                                       =======   ========   ========
  Pro forma..........................................  $10,700   $(19,423)  $(15,803)
                                                       =======   ========   ========
Net income (loss) per share
  As reported........................................  $  0.62   $  (1.00)  $  (0.91)
                                                       =======   ========   ========
  Pro forma..........................................  $  0.57   $  (1.04)  $  (0.92)
                                                       =======   ========   ========

     The assumptions used to determine the fair value of each option grant are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
Risk-free interest rates....................................  5.51%     4.62%     5.71%
Expected dividend yield rates...............................  0.00%     0.00%     0.00%
Expected volatility.........................................    46%       45%       40%

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                                               OPTIONS OUTSTANDING
                                              ----------------------      OPTIONS EXERCISABLE
                                               WEIGHTED                -------------------------
                                                AVERAGE     WEIGHTED                    WEIGHTED
                                 NUMBER        REMAINING    AVERAGE        NUMBER       AVERAGE
RANGE OF                      OUTSTANDING     CONTRACTUAL   EXERCISE    EXERCISABLE     EXERCISE
EXERCISE PRICES              (IN THOUSANDS)      LIFE        PRICE     (IN THOUSANDS)    PRICE
---------------              --------------   -----------   --------   --------------   --------
$ 6.06 to $ 9.00...........       488         5.85 years     $ 8.89          46          $ 8.95
$ 9.33 to $13.38...........       545         4.97 years     $12.81         258          $12.71
$13.50 to $17.00...........       237         5.04 years     $14.72         106          $14.85
$17.13 to $25.00...........       121         1.72 years     $20.63         116          $20.79

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     Environmental Matters. In May 1995, the Company was named by the Environmental Protection Agency (the "EPA") pursuant to a Resource Conservation and Recovery Act administrative order as one of two respondents in addition to the owner/operator of an oilfield production water evaporation facility. The order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. The Company and other non-operator respondents have worked together with the EPA to develop characterization studies of the site, and have caused the facility to be permanently closed. The Company and other non-operator respondents have completed substantially all work at the site. The Company has incurred approximately $1.3 million as of December 31, 1999 for its portion of the costs. This amount has been recorded in the Company's financial statements as of December 31, 1999 and the Company believes that no substantial liability remains.

     Additionally, in March of 1999 the Company became subject to an enforcement action now being handled by the United States Environmental Protection Agency for alleged violations of Section 404 of the Clean Water Act concerning wetlands. The Company does not believe the result of this action will have a

                               HS RESOURCES, INC.

material impact on its financial position or results of operations. As of December 31, 1999 the Company had accrued an amount in its financial statements that it believes will be sufficient to cover the estimated settlement.

     Finally, the gathering and transmission properties the Company is acquiring from KMI contain numerous areas of polluted soil and ground water. These conditions have been reported to the appropriate jurisdictional agencies. The Company expects the costs associated with cleanup of these environmental problems will be borne by KMI under the indemnification provisions of the Company's agreement with KMI.

     JW Lawsuit. On July 28, 1998, JW Resources, Inc. brought suit against the Company and HSRTW, Inc. in the United States District Court for the Northern District of Texas, Amarillo Division (JW Resources, Inc. v. HS Resources, Inc. and HSRTW, Inc., Civil Action No. 2:98-CV-275). HSRTW, Inc. is now Questar Exploration and Production Company, and is a subsidiary of Questar Corp. This case, which was discussed in the Company's report on Form 10-Q filed May 14, 1999, has now been settled and dismissed with prejudice by the court and all significant costs are reflected in the December 31, 1999 financial statements.

     The Company is subject to minor lawsuits incidental to operations in the oil and gas industry. The Company believes it has meritorious defenses to all lawsuits in which it is a defendant and will vigorously defend against them. The Company does not believe that the resolution of such lawsuits will have a material adverse effect on the Company's financial position or results of operations.

     Operating Leases. The Company is obligated under noncancelable operating leases for office space, certain equipment and the Wattenberg Gathering System. Total rental expense related to these leases was $2.4 million, $2.6 million and $2.4 million for December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments as of December 31, 1999 are as follows (in thousands):

                 YEAR ENDED DECEMBER 31,
                 -----------------------
2000......................................................   $ 1,980
2001......................................................     1,724
2002......................................................     6,114
2003......................................................     2,352
2004......................................................       141
Thereafter................................................       547
                                                             -------
          Total minimum lease payments....................   $12,858
                                                             =======

     Wattenberg Gathering System Lease Agreement. In connection with the acquisition of the Wattenberg Gathering System, the Company will likely assume the operating lease for the gathering system on January 1, 2002. Once the lease is assumed the Company will be required to make quarterly payments of $1.1 million from March 30, 2002 through March 30, 2003. As of March 30, 2003 the Company has the following options: exercise the option to purchase the equipment for $19.9 million, terminate the lease, or renegotiate and extend the terms of the lease. As of December 31, 1999, the Company is also obligated to make quarterly supplemental interest payments on the outstanding lease balance for the difference between the fixed rate of 6.65% and the three month LIBOR rate plus 2.00%.

NOTE 12 -- OTHER GAS REVENUES

     The Company and its subsidiaries continue to enter into transactions designed to monetize the Company's Section 29 tax credits. In thirteen separate transactions through December 31, 1999 (and one in 2000), the first of which was entered into on December 1, 1995, the Company has sold to unaffiliated third parties its right, title and interest in certain of its oil and gas leases and mineral interests while retaining a volumetric production payment that entitles it to 100% of the net cash flows from the properties. The sale

                               HS RESOURCES, INC.

will enable the third parties to earn tax credits associated with future oil and gas production. In 1999, 1998 and 1997, the Company received approximately $0.3 million, $6.4 million and $10.6 million, respectively, in prepaid tax credit payments. The Company recorded the proceeds as deferred revenue and is amortizing the amount to other gas revenues as the gas is produced and the credits are generated. The Company recognized approximately $10.1 million, $8.6 million and $4.4 million of other gas revenues associated with all tax credits during the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 13 -- OIL AND GAS ACTIVITIES

     Major Purchasers. In 1999, sales to Duke Energy Field Service, BP Amoco and Ultramar Diamond Shamrock Corporation accounted for approximately $30.6 million, $22.1 million and $15.4 million or 18.6%, 13.4% and 9.3% of total oil and gas sales, respectively. In 1998, sales to Duke Energy Field Service, BP Amoco and Ultramar Diamond Shamrock Corporation accounted for approximately $26.4 million, $15.7 million and $15.2 million or 17.6%, 10.5% and 10.1% of total oil and gas sales, respectively. In 1997, sales to Duke Energy Field Service and BP Amoco accounted for approximately $28.7 million and $23.3 million or 20.9% and 17.0% of total oil and gas sales, respectively.

     Costs Incurred. Costs incurred in oil and gas operations and the related depreciation, depletion, and amortization per equivalent barrel of oil production are as follows (in thousands except DD&A rate):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1999       1998       1997
                                                       -------   --------   ---------
Property acquisition costs
  Unproved...........................................  $12,908   $ 15,414   $ 130,169
  Proved.............................................  $   201   $ 12,615   $ 226,458
                                                       -------   --------   ---------
Exploration costs....................................  $ 6,490   $ 10,747   $  12,856
                                                       -------   --------   ---------
Development costs....................................  $67,760   $ 78,736   $  44,375
                                                       -------   --------   ---------
Depreciation, depletion and amortization.............  $52,435   $ 58,992   $  43,421
                                                       -------   --------   ---------
Depreciation, depletion and amortization per
  equivalent barrel of oil production................  $  4.30   $   4.87   $    4.69
                                                       =======   ========   =========

                               HS RESOURCES, INC.

NOTE 14 -- BUSINESS SEGMENT INFORMATION

     The Company is an independent energy company engaged in the following activities:

     - acquisition, development, exploitation, exploration and production of oil and gas

     - transportation and marketing of oil and gas

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1999        1998        1997
                                                           ----------   --------   ----------
                                                                     (IN THOUSANDS)
Operating Revenues:
  Oil and gas sales D-J Basin............................  $  155,169   $139,259   $   96,357
  Oil and gas sales Gulf Coast...........................      19,365      2,344        1,754
  Oil and gas sales Mid-Continent and other..............         258     17,045       43,589
  Gas gathering and transportation facilities............       1,286         --           --
  Trading and transportation.............................     170,232    142,374      148,994
  Intersegment eliminations..............................    (117,570)   (88,231)     (58,932)
                                                           ----------   --------   ----------
                                                           $  228,740   $212,791   $  231,762
                                                           ==========   ========   ==========
Operating Income (Loss):
  D-J Basin..............................................  $   67,839   $ 51,538   $   47,144
  Gulf Coast.............................................      (2,702)   (19,471)     (20,265)
  Mid-Continent and other................................        (742)   (15,252)      (9,638)
  Gas gathering and transportation facilities............         900         --           --
  Trading and transportation.............................       5,133      5,713        1,960
  Intersegment eliminations..............................      (2,472)    (2,436)        (681)
                                                           ----------   --------   ----------
Operating Income.........................................      67,956     20,092       18,520
  Other income and expense...............................     (49,077)   (50,167)     (43,569)
                                                           ----------   --------   ----------
Income (Loss) before income taxes........................  $   18,879   $(30,075)  $  (25,049)
                                                           ==========   ========   ==========
Identifiable Assets (at December 31):
  Oil and gas properties D-J Basin.......................  $  952,817   $898,647   $  820,481
  Oil and gas properties Gulf Coast......................      34,291     21,750       13,306
  Oil and gas properties Mid-Continent and other.........       6,101      4,267      195,110
  Gas gathering and transportation facilities............      54,627      5,891        5,863
  Trading and transportation.............................       3,849      3,786        3,735
  Corporate..............................................       8,468      8,715        9,684
                                                           ----------   --------   ----------
                                                           $1,060,153   $943,056   $1,048,179
                                                           ==========   ========   ==========
Depreciation, Depletion and Amortization Expense:
  Oil and gas properties D-J Basin.......................  $   49,655   $ 50,735   $   23,147
  Oil and gas properties Gulf Coast......................       3,158        510          274
  Oil and gas properties Mid-Continent and other.........          70      8,042       20,290
  Trading and transportation.............................         434        416          382
  Corporate..............................................       1,083      1,520        1,664
                                                           ----------   --------   ----------
                                                           $   54,400   $ 61,223   $   45,757
                                                           ==========   ========   ==========
Capital Expenditures and Acquisitions:
  Oil and gas properties D-J Basin.......................  $   56,682   $ 71,139   $  324,156
  Oil and gas properties Gulf Coast......................      16,739     14,418        9,387
  Oil and gas properties Mid-Continent and other.........       2,663     17,504       11,733
  Gas gathering and transportation facilities............      48,736         28          157
  Trading and transportation.............................          62         51           17
  Corporate..............................................         446        838        1,695
                                                           ----------   --------   ----------
                                                           $  125,328   $103,978   $  347,145
                                                           ==========   ========   ==========

                               HS RESOURCES, INC.

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     Oil And Gas Net Reserves. The following unaudited tables set forth the estimated quantities of net proved oil and gas reserves for the Company and the changes in total proved reserves as of December 31, 1999, 1998 and 1997. All such reserves are located in the United States. The amounts as of December 31, 1999, 1998 and 1997, were prepared by the Company and substantially all were reviewed by either Netherland, Sewell & Associates, Inc. or by Williamson Petroleum Consultants, Inc., each an independent petroleum engineering consulting firm. For a discussion of the extent of such review see Item 2. "Properties -- Oil and Gas Reserves."

                     ANALYSIS OF CHANGES IN PROVED RESERVES

                                                               OIL       GAS
PROVED DEVELOPED AND UNDEVELOPED RESERVES                     (MBBL)    (MMCF)
-----------------------------------------                     ------   --------
Balance, December 31, 1996..................................  34,614    644,421
  Revision of previous estimates............................  (2,727)   (36,810)
  Extensions, discoveries and other additions...............   2,099     42,623
  Production................................................  (2,400)   (41,125)
  Purchases of reserves in place............................  14,840    332,794
  Sales of reserves in place................................  (1,068)   (62,049)
                                                              ------   --------
Balance, December 31, 1997..................................  45,358    879,854
  Revision of previous estimates............................  (7,025)   (54,286)
  Extensions, discoveries and other additions...............   5,878    185,208
  Production................................................  (2,630)   (56,969)
  Purchases of reserves in place............................     392      7,672
  Sales of reserves in place................................  (4,529)  (164,430)
                                                              ------   --------
Balance, December 31, 1998..................................  37,444    797,049
  Revision of previous estimates............................   2,600      7,230
  Extensions, discoveries and other additions...............   2,975    128,768
  Production................................................  (2,410)   (58,799)
  Purchases of reserves in place............................     443      5,627
  Sales of reserves in place................................    (424)   (12,094)
                                                              ------   --------
Balance, December 31, 1999..................................  40,628    867,781
                                                              ======   ========
Proved developed reserves
  December 31, 1997.........................................  26,028    611,198
                                                              ======   ========
  December 31, 1998.........................................  23,558    561,410
                                                              ======   ========
  December 31, 1999.........................................  24,268    585,465
                                                              ======   ========

                               HS RESOURCES, INC.

     Standardized Measure. The standardized measure of discounted future net cash flows, and changes therein related to proved oil and gas reserves are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999         1998         1997
                                                          ----------   ----------   ----------
Future cash inflows.....................................  $3,117,797   $1,923,811   $2,771,498
Future production costs.................................    (595,244)    (460,431)    (681,825)
Future development costs................................    (398,115)    (335,904)    (360,007)
                                                          ----------   ----------   ----------
Undiscounted future pre-tax cash flows..................   2,124,438    1,127,476    1,729,666
Undiscounted future income taxes........................    (549,471)    (215,320)    (410,680)
                                                          ----------   ----------   ----------
Undiscounted future pre-tax cash flows, net of future
  income taxes..........................................   1,574,967      912,156    1,318,986
10% discount factor.....................................    (794,918)    (476,276)    (689,535)
                                                          ----------   ----------   ----------
Standardized measure of discounted future net cash
  flows.................................................  $  780,049   $  435,880   $  629,451
                                                          ----------   ----------   ----------
Discounted future pre-tax cash flows excluding income
  taxes.................................................  $1,051,064   $  531,905   $  822,467
                                                          ==========   ==========   ==========

     The estimate of future income taxes is based on the future net cash flows from proved reserves adjusted for the tax basis of the oil and gas properties. For standardized measure purposes, future income taxes are estimated using the "year-by-year" method.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Standardized measure of discounted future net cash flows,
  beginning of the year...................................  $ 435,880   $ 629,451   $ 818,018
Sales and transfers of oil and gas produced, net of
  production costs........................................   (124,467)   (108,623)   (101,796)
Sales of reserves in place................................     (5,738)   (157,547)    (63,972)
Net changes in prices and production costs on beginning of
  year reserves...........................................    373,733    (199,052)   (464,697)
Extensions, discoveries and improved recovery, less
  related
  costs...................................................    159,851     162,530      60,510
Changes in future development costs.......................    (70,528)      2,808     (22,474)
Development costs incurred during the period that reduced
  future development costs................................     67,937      78,540      43,489
Revisions of previous quantity estimates..................     24,374     (55,618)    (46,872)
Purchase of reserves in place.............................      9,153       6,328     265,064
Accretion of discount.....................................     53,191      73,099     113,283
Net change in income taxes................................   (174,990)      5,518     121,793
Changes in production rates (timing) and other............     31,653      (1,554)    (92,895)
                                                            ---------   ---------   ---------
Standardized measure of discounted future net cash flows,
  end of the year.........................................  $ 780,049   $ 435,880   $ 629,451
                                                            =========   =========   =========

     Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimat-

                               HS RESOURCES, INC.

ing the expenditures to be incurred in developing and producing the proved oil and gas reserves held by the Company as of the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expenses are calculated by applying year-end statutory tax rates (adjusted for permanent differences) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved. No deductions were made for general overhead, depreciation and other indirect costs. The average year-end prices used in the projections were $23.55/Bbl of oil and $2.49/Mcf of gas at December 31, 1999, $9.99/Bbl of oil and $1.94/Mcf of gas at December 31, 1998, and $16.38/Bbl of oil and $2.31/Mcf of gas at December 31, 1997.

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

     Applying current costs and prices and a 10% standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves. Reservoir engineering is a process of making educated estimates of underground accumulations of oil and gas and the amounts and timing of recovery thereof, which cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often materially different from the quantities of oil and gas which are ultimately recovered. Future development of the properties in which the Company has an interest, including additional drilling activities, production results from wells not yet producing, and additional production results from currently producing wells, may provide information which justifies revisions, either upward or downward, of reserve estimates. Such adjustments may be material. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Disclosure Regarding Forward Looking Statements" and "Certain Considerations -- Estimation of Reserves."

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results of operations are summarized as follows (in thousands, except per share data):

                                                               1999
                                              ---------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   --------
Operating revenues..........................  $47,912   $51,216   $57,350    $ 72,263
Operating expenses..........................   36,058    39,561    37,538      48,710
                                              -------   -------   -------    --------
Operating income............................   11,854    11,655    19,812      23,553
                                              -------   -------   -------    --------
Net income..................................  $   106   $   119   $ 4,809    $  6,652
                                              -------   -------   -------    --------
Diluted earnings per share..................  $  0.01   $  0.01   $  0.25    $   0.35
                                              -------   -------   -------    --------

                               HS RESOURCES, INC.

                                                               1998
                                              ---------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   --------
Operating revenues..........................  $63,565   $51,759   $48,786    $ 48,681
Operating expenses..........................   44,556    44,237    49,294      56,133
                                              -------   -------   -------    --------
Operating income (loss).....................   19,009     7,522      (508)     (7,452)
                                              -------   -------   -------    --------
Net income (loss)...........................  $ 4,081   $(3,257)  $(8,134)   $(11,307)
                                              -------   -------   -------    --------
Diluted earnings (loss) per share...........  $  0.22   $ (0.18)  $ (0.43)   $  (0.61)
                                              -------   -------   -------    --------

                                                               1997
                                              ---------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   --------
Operating revenues..........................  $65,959   $50,137   $49,249    $ 66,417
Operating expenses..........................   53,664    42,788    44,183      74,271
                                              -------   -------   -------    --------
Operating income (loss).....................   12,295     7,349     5,066      (7,854)
                                              -------   -------   -------    --------
Net income (loss)...........................  $ 1,458   $(1,270)  $(2,932)   $(12,761)
                                              -------   -------   -------    --------
Diluted earnings (loss) per share...........  $  0.08   $ (0.07)  $ (0.17)   $  (0.73)
                                              -------   -------   -------    --------

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10-13, INCLUSIVE:

     These items have been omitted in accordance with the instructions of Form 10-K. Pursuant to Regulation 14A of the Securities Exchange Act, the Registrant will file with the Commission on or before April 30, 2000, a definitive proxy statement which will include information responsive to the above Items.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) Exhibits.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company. (Incorporated herein by reference to Exhibit 3.1
                            to the Company's Registration Statement on Form S-1, No.
                            33-52774, filed October 2, 1992.)
          3.2            -- Certificate of Amendment of Certificate of Incorporation
                            filed November 30, 1998. (Incorporated by reference to
                            Exhibit 3.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1999, filed May 14,
                            1999.)
          3.3            -- Third Amended and Restated Bylaws of the Company adopted
                            December 16, 1996. (Incorporated by reference to Exhibit
                            3.2 to the Company's Registration Statement on Form S-4,
                            No. 333-19433, filed January 8, 1997.)
          4.1            -- Form of Indenture dated December 1, 1993, entered into
                            between the Company and the Trustee. (Incorporated by
                            reference to Exhibit 4.7 to Amendment No. 3 to the
                            Company's Registration Statement on Form S-3, No.
                            33-70354, filed November 23, 1993.)
          4.2            -- Indenture dated November 27, 1996, among the Company,
                            Orion Acquisition, Inc., HSRTW, Inc., and Harris Trust
                            and Savings Bank as Trustee. (Incorporated by reference
                            to Exhibit 4.2 to the Company's Registration Statement on
                            Form S-4, No. 333-19433, filed January 8, 1997.)
          4.3            -- First Supplemental Indenture dated November 25, 1996
                            among the Company, Orion Acquisition, Inc., HSRTW, Inc.,
                            and Harris Trust and Savings Bank as Trustee.
                            (Incorporated by reference to Exhibit 4.3 to the
                            Company's Registration Statement on Form S-4, No.
                            333-19433, filed January 8, 1997.)
         10.1            -- Common Stock Purchase Warrant dated July 12, 1990 by the
                            Company to James E. Duffy. (Incorporated by reference to
                            Exhibit 10.5 to the Form 8, Second Amendment to Form 10,
                            filed April 8, 1991.)
         10.2            -- HS Resources, Inc. Rule 701 Compensatory Benefit Plan.
                            (Incorporated by reference to Exhibit 10.5.2 to the Form
                            8, Second Amendment to Form 10, filed April 8, 1991.)
         10.3            -- 1992 Directors' Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1, No.
                            33-52774, filed November 9, 1992.)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.3.1          -- 1993 Directors' Stock Option Plan. (Incorporated by
                            reference to Exhibit 10.8.1 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1993, filed March 31, 1994 (as amended by Form
                            10-K/A-1 on April 8, 1994.))
         10.4            -- Form of Indemnification Agreement for Directors of the
                            Company. (Incorporated by reference to Exhibit 10.16 to
                            the Company's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1995, filed March 25, 1996.)
         10.5            -- Lease Agreement dated October 6, 1993, between the
                            Company and JMB Group Trust IV and Endowment and
                            Foundation Realty, Ltd. -- JMB III for the premises at
                            One Maritime Plaza, San Francisco, California.
                            (Incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1993, filed March 31, 1994 (as amended
                            by Form 10-K/A-1 on April 8, 1994.))
         10.6            -- Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999
                            Broadway, Denver, Colorado. (Incorporated by reference to
                            Exhibit 10.15 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1994, filed August
                            12, 1994.)
         10.7            -- Purchase and Sale Agreement, dated December 1, 1995,
                            between the Company and Wattenberg Gas Investments, LLC.
                            (Incorporated by reference to Exhibit 10.26 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995, filed March 25, 1996.)
         10.8            -- Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as
                            Rights Agent. (Incorporated by reference to Exhibit 1 to
                            the Company's Form 8-A, filed March 11, 1996.)
         10.9            -- Purchase and Sale Agreement dated March 25, 1996, between
                            Orion, the Company and Wattenberg Resources Land, L.L.C.
                            (Incorporated by reference to Exhibit 10.28 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1996, filed May 15, 1996.)
         10.10           -- Amended and Restated Credit Agreement dated as of June
                            14, 1996, among the Company, Chase as agent, and the
                            Banks signatory thereto. (Incorporated by reference to
                            Exhibit 10.21 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996, filed August
                            14, 1996.)
         10.11           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of June 17, 1996, by and among the Company and
                            Chase in its individual capacity and as agent for the
                            Lenders. (Incorporated by reference to Exhibit 10.22 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1996, filed August 14, 1996.)
         10.12           -- Second Amendment to Amended and Restated Credit Agreement
                            dated as of November 27, 1996 among the Company and Chase
                            in its individual capacity and as agent for the Lenders.
                            (Incorporated by reference to Exhibit 10.22 to the
                            Company's Registration Statement on Form S-4, No.
                            333-19433, filed January 8, 1997.)
         10.13           -- Purchase and Sale Agreement between the Company and
                            Wattenberg Gas Investments, LLC dated April 25, 1996.
                            (Incorporated by reference to Exhibit 10.32 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996, filed August 14, 1996.)
         10.14           -- Purchase and Sale Agreement between Wattenberg Resources
                            Land L.L.C. and Wattenberg Gas Investments, LLC dated May
                            21, 1996. (Incorporated by reference to Exhibit 10.33 to
                            the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1996, filed August 14, 1996.)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.15           -- Purchase and Sale Agreement between Orion and Wattenberg
                            Gas Investments, LLC dated June 14, 1996. (Incorporated
                            by reference to Exhibit 10.34 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996,
                            filed August 14, 1996.)
         10.16           -- Purchase and Sale Agreement between Wattenberg Resources
                            Land L.L.C. and Wattenberg Gas Investments, LLC dated
                            June 14, 1996. (Incorporated by reference to Exhibit
                            10.35 to the Company's Quarterly Report on Form 10-Q for
                            the quarter ended June 30, 1996, filed August 14, 1996.)
         10.17           -- Purchase and Sale Agreement between Orion and Wattenberg
                            Gas Investments, LLC dated June 14, 1996. (Incorporated
                            by reference to Exhibit 10.36 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1996,
                            filed August 14, 1996.)
         10.18           -- Purchase and Sale Agreement between the Company and
                            Wattenberg Gas Investments, LLC dated June 28, 1996.
                            (Incorporated by reference to Exhibit 10.37 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996, filed August 14, 1996.)
         10.19           -- Purchase and Sale Agreement between HSRTW, Inc. and
                            WestTide Investments, LLC dated August 9, 1996.
                            (Incorporated by reference to Exhibit 10.37 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1996, filed November 7, 1996.)
         10.20           -- Acquisition Agreement between the Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            dated August 30, 1996. (Incorporated by reference to
                            Exhibit 10.38 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1996, filed
                            November 7, 1996.)
         10.21           -- Purchase and Sale Agreement between the Company and Amoco
                            Production Company dated November 25, 1997. (Incorporated
                            by reference to Exhibit 10.1 to the Company's Current
                            Report on Form 8-K, filed December 23, 1997.)
         10.22           -- Side Letter Agreement between the Company and Amoco
                            Production Company dated November 25, 1997. (Incorporated
                            by reference to Exhibit 10.2 to the Company's Current
                            Report on Form 8-K, filed December 23, 1997.)
         10.23           -- Closing Side Agreement between the Company and Amoco
                            Production Company dated December 15, 1997. (Incorporated
                            by reference to Exhibit 10.3 to the Company's Current
                            Report on Form 8-K, filed December 23, 1997.)
         10.24           -- Third Amendment to Amended and Restated Credit Agreement
                            dated as of December 15, 1997, among the Company and The
                            Chase Manhattan Bank as agent for the Lenders signatory
                            thereto. (Incorporated by reference to Exhibit 10.4 to
                            the Company's Current Report on Form 8-K, filed December
                            23, 1997.)
         10.25           -- Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide
                            Investments, LLC as Buyer. (Incorporated by reference to
                            Exhibit 10.46 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1997, filed March
                            31, 1998.)
         10.26           -- Fifth Amendment and Supplement to Amended, Restated and
                            Consolidated Mortgage, Assignment of Production, Security
                            Agreement and Financing Statement between HS Resources
                            (Mortgagor) and The Chase Manhattan Bank, as agent for
                            the Lenders, effective as of December 15, 1997.
                            (Incorporated by reference to Exhibit 10.37 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1998, filed May 14, 1998.)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.27           -- Agreement and Plan of Merger between Orion Acquisition,
                            Inc. and HS Resources, Inc. dated April 20, 1998, but
                            effective May 1, 1998. (Incorporated by reference to
                            Exhibit 10.38 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1998, filed May 14,
                            1998.)
         10.28           -- First Amendment to Agreement of Lease between 1999
                            Broadway Partnership (Landlord) and HS Resources, Inc.
                            (Tenant), dated March 21, 1997. (Incorporated by
                            reference to Exhibit 10.39 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended March 31, 1998,
                            filed May 14, 1998.)
         10.29           -- HS Resources, Inc. Form of Key Employee Severance
                            Agreement (March 27, 1998). (Incorporated by reference to
                            Exhibit 10.40 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended March 31, 1998, filed May 14,
                            1998.)
         10.30           -- Fourth Amendment to Amended and Restated Credit Agreement
                            dated as of June 16, 1998, among the Company and The
                            Chase Manhattan Bank in its individual capacity and as
                            agent for the Lenders. (Incorporated by reference to
                            Exhibit 10.41 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1998, filed August
                            14, 1998.)
         10.31           -- Stock Purchase and Sale Agreement between the Company and
                            Universal Resources Corporation dated July 27, 1998.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Company's Form 8-K, filed August 6, 1998.)
         10.32           -- Fifth Amendment to Amended and Restated Credit Agreement
                            dated as of September 1, 1998, among the Company and The
                            Chase Manhattan Bank in its individual capacity and as
                            agent for the lenders. (Incorporated by reference to
                            Exhibit 10.37 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1998, filed
                            November 16, 1998.)
         10.33           -- Sixth Amendment and Supplement to Amended, Restated and
                            Consolidated Mortgage, Assignment of Production, Security
                            Agreement and Financing Statement dated as of July 22,
                            1998, among the Company and The Chase Manhattan Bank in
                            its individual capacity and as agent for the Lenders.
                            (Incorporated by reference to Exhibit 10.38 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1998, filed November 16, 1998.)
         10.34           -- Sixth Amendment to Amended and Restated Credit Agreement
                            dated as of December 10, 1998, among the Company and The
                            Chase Manhattan Bank in its individual capacity and as
                            agent for the Lenders. (Incorporated by reference to
                            Exhibit 10.40 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 1998, filed March
                            31, 1999.)
         10.35           -- Seventh Amendment to Amended and Restated Credit
                            Agreement dated as of December 31, 1998, among the
                            Company and The Chase Manhattan Bank in its individual
                            capacity and as agent for the Lenders. (Incorporated by
                            reference to Exhibit 10.41 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended December 31, 1998,
                            filed March 31, 1999.)
         10.36           -- 1999 Non-Compensatory Stock Purchase Plan. (Incorporated
                            by reference as Exhibit 4.1 to Form S-8 filed January 25,
                            1999.)
         10.37           -- Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee,
                            amending Indenture dated as of December 1, 1993,
                            concerning 9 7/8% Senior Subordinated Notes due 2003.
                            (Incorporated by reference to Exhibit 10.43 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1998, filed March 31, 1999.)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.38           -- Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee,
                            amending Indenture dated as of November 27, 1996,
                            concerning 9 1/4% Series A Senior Subordinated Notes due
                            2006. (Incorporated by reference to Exhibit 10.44 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1998, filed March 31, 1999.)
         10.39           -- Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee,
                            amending Indenture dated as of December 11, 1998,
                            concerning 9 1/4% Series B Senior Subordinated Notes due
                            2006. (Incorporated by reference to Exhibit 10.45 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1998, filed March 31, 1999.)
         10.40           -- Seventh Amendment and Supplement to Amended, Restated and
                            Consolidated Mortgage, Assignment of Production, Security
                            Agreement and Financing Statement dated as of September
                            1, 1999 among: The Company and The Chase Manhattan Bank
                            in its individual capacity, and as agent to the Lenders.
                            (Incorporated by reference to Exhibit 10.41 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999, filed November 15, 1999).
         10.41           -- Eighth Amendment to Amended and Restated Credit Agreement
                            dated as of August 27, 1999 among: The Company and The
                            Chase Manhattan Bank in its individual capacity, and as
                            agent for the Lenders. (Incorporated by reference to
                            Exhibit 10.42 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1999, filed
                            November 15, 1999).
         10.42           -- Exchange Agreement dated August 27, 1999 between HS
                            Resources, Inc. and Patina Oil & Gas Corporation.
                            (Incorporated by reference to Exhibit 10.43 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999, filed November 15, 1999).
         10.43*          -- Ninth Amendment to Amended and Restated Credit Agreement
                            dated as of October 28, 1999 among: The Company and The
                            Chase Manhattan Bank in its individual capacity, and as
                            agent for the Lenders.
         23.1*           -- Consent of Arthur Andersen LLP
         23.2*           -- Consent of Williamson Petroleum Consultants, Inc.
         23.3*           -- Consent of Netherland, Sewell & Associates, Inc.
         27*             -- Financial Data Schedule

---------------

* Filed herewith

     b. Reports on Form 8-K.

          Report dated November 9, 1999, filing the October 26, 1999 press release in connection with the Company's third quarter earnings release.
     Item 5.

          Report dated December 13, 1999, relating to the November 26, 1999 acquisition from Kinder Morgan, Inc. Item 2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March.

                                            HS RESOURCES, INC.

                                            By    /s/ NICHOLAS J. SUTTON
                                             -----------------------------------
                                                     Nicholas J. Sutton
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on this 24th day of March.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

               /s/ NICHOLAS J. SUTTON                    Chairman of the Board, Chief Executive
-----------------------------------------------------      Officer (Principal Executive Officer)
                 Nicholas J. Sutton

                /s/ P. MICHAEL HIGHUM                    President and Director
-----------------------------------------------------
                  P. Michael Highum

                 /s/ JAMES E. DUFFY                      Chief Financial Officer and Director
-----------------------------------------------------      (Principal Financial Officer)
                   James E. Duffy

                 /s/ ANNETTE MONTOYA                     Vice President -- Accounting and Controller
-----------------------------------------------------      (Principal Accounting Officer)
                   Annette Montoya

                /s/ MICHAEL J. SAVAGE                    Director
-----------------------------------------------------
                  Michael J. Savage

                     BARRY REDER                         Director
-----------------------------------------------------
                     Barry Reder

                 ROBERT G. VANNEMAN                      Director
-----------------------------------------------------
                 Robert G. Vanneman

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.43*          -- Ninth Amendment to Amended and Restated Credit Agreement
                            dated as of October 28, 1999 among: The Company and The
                            Chase Manhattan Bank in its individual capacity, and as
                            agent for the Lenders.
         23.1*           -- Consent of Arthur Andersen LLP
         23.2*           -- Consent of Williamson Petroleum Consultants, Inc.
         23.3*           -- Consent of Netherland, Sewell & Associates, Inc.
         27*             -- Financial Data Schedule

---------------

 *  Filed herewith