Form 10-Q
period 2000-03-31
HS RESOURCES INC
filed 2000-05-11
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________to__________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on April 30, 2000: 18,853,756 after deducting 670,912 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Financial Statements:

         Consolidated Balance Sheets - March 31, 2000 (Unaudited) and
         December 31, 1999........................................................................................3

         Unaudited Consolidated Statements of Operations - For the Three Months
         Ended March 31, 2000 and 1999............................................................................5

         Consolidated Statements of Stockholders' Equity - For
         the Years Ended December 31, 1999 and 1998 and the Three Months Ended
         March 31, 2000 (Unaudited)...............................................................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Three Months Ended March 31, 2000 and 1999.......................................................7

         Notes to Unaudited Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings & Environmental Issues................................................................33

Item 2.  Changes in Securities...................................................................................33

Item 3.  Defaults Upon Senior Securities.........................................................................33

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................33

Item 5.  Other Information.......................................................................................33

Item 6.  Exhibits and Reports on Form 8-K........................................................................34

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                     ASSETS

                                                                              March 31,
                                                                                2000        December 31,
                                                                             (Unaudited)       1999
                                                                            ------------    ------------
                                                                                   (In thousands)
CURRENT ASSETS
    Cash and cash equivalents                                               $        980    $        518
    Margin deposits                                                                4,080             935
    Accounts receivable
         Oil and gas sales                                                        35,446          31,602
         Trading and transportation                                               19,568          18,518
         Trade                                                                     5,434           3,089
         Other                                                                    16,435          16,211
    Lease and well equipment inventory, at cost                                    1,107           1,249
    Prepaid expenses and other                                                     3,584           3,966
    Notes receivable from officers for exercise of stock options
         and issuance of common stock (Note 6)                                     2,434           1,574
                                                                            ------------    ------------
         Total current assets                                                     89,068          77,662
                                                                            ------------    ------------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
    Undeveloped acreage                                                          100,081          99,358
    Costs subject to depreciation, depletion and amortization                    920,078         892,976
    Less accumulated depreciation, depletion and amortization                   (241,644)       (227,691)
                                                                            ------------    ------------
         Net oil and gas properties                                              778,515         764,643
                                                                            ------------    ------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
    at cost, net of accumulated depreciation of $2,685
    and $2,016 at March 31, 2000 and December 31, 1999, respectively              52,194          52,611
                                                                            ------------    ------------
OTHER ASSETS
    Workover rigs and equipment, net                                                 848             832
    Deferred charges and other, net                                               10,431          10,070
    Office and transportation equipment and other property,
         net of accumulated depreciation of $6,715
         and $6,509 at March 31, 2000 and December 31, 1999, respectively          2,058           2,208
    Notes receivable from officers for exercise of stock options
         and issuance of common stock  (Note 6)                                       --             812
    Goodwill, net of accumulated amortization of $1,350
         and $1,260 at March 31, 2000 and December 31, 1999, respectively          2,250           2,340
                                                                            ------------    ------------
         Total other assets                                                       15,587          16,262
                                                                            ------------    ------------
TOTAL ASSETS                                                                $    935,364    $    911,178
                                                                            ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,
                                                                        2000        December 31,
                                                                     (Unaudited)        1999
                                                                    ------------    ------------
                                                                          (In thousands)
CURRENT LIABILITIES
    Accounts payable
        Trade                                                       $     26,013    $     26,653
        Revenue                                                           40,557          36,897
        Gas purchases                                                     12,722           9,290
    Accrued expenses
        Ad valorem and production taxes                                   11,051          10,624
        Interest                                                          11,710           5,233
        Other                                                              5,971           5,389
    Income taxes payable                                                     862             958
    Payable to KMI                                                        20,445          19,551
                                                                    ------------    ------------
        Total current liabilities                                        129,331         114,595
                                                                    ------------    ------------
ACCRUED AD VALOREM TAXES                                                  20,471          15,804
                                                                    ------------    ------------
PAYABLE TO KMI, NET OF CURRENT PORTION                                    21,987          27,556
                                                                    ------------    ------------
LONG-TERM BANK DEBT                                                      220,000         227,000
                                                                    ------------    ------------
9 7/8% SENIOR SUBORDINATED NOTES,
    due 2003, net of unamortized discount of $215 and
    $229 at March 31, 2000 and December 31, 1999, respectively            74,785          74,771
                                                                    ------------    ------------
9 1/4% SERIES A SENIOR SUBORDINATED NOTES,
    due 2006, net of unamortized discount of $515 and
    $534 at March 31, 2000 and December 31, 1999, respectively           149,485         149,466
                                                                    ------------    ------------
9 1/4% SERIES B SENIOR SUBORDINATED NOTES,
    due 2006, net of unamortized discount of $3,519 and $3,653
    at March 31, 2000 and December 31, 1999, respectively                 81,481          81,347
                                                                    ------------    ------------
DEFERRED INCOME TAXES                                                     59,322          53,246
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES
                                                                    ------------    ------------
STOCKHOLDERS' EQUITY
    Preferred stock                                                           --              --
    Common stock, $.001 par value, 50,000 shares authorized;
        19,523 and 19,528 shares issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively                 20              20
    Additional paid-in capital                                           192,237         191,406
    Retained deficit                                                      (4,186)        (14,302)
    Deferred compensation                                                 (1,727)         (1,981)
    Treasury stock, at cost, 670 and 731 shares at March 31, 2000
        and December 31, 1999, respectively                               (7,842)         (7,750)
                                                                    ------------    ------------
        Total stockholders' equity                                       178,502         167,393
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    935,364    $    911,178
                                                                    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                   March 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                             (In thousands, except
                                                               per share amounts)
REVENUES
     Oil and gas sales                                        $ 58,139   $ 36,088
     Trading and transportation                                 18,645      9,300
     Gathering and transmission system revenues                  3,108         --
     Other gas revenues                                          2,007      2,524
     Income from interest in gathering plant                       365         --
     Interest income and other                                     259        156
                                                              --------   --------
         Total revenues                                         82,523     48,068
                                                              --------   --------
EXPENSES
     Production taxes                                            5,468      2,148
     Lease operating                                             7,024      6,691
     Cost of trading and transportation                         17,112      8,982
     Gathering and transmission system operating expenses        1,215         --
     Depreciation, depletion and amortization                   14,855     14,198
     Exploratory and abandonment                                 2,668      2,018
     Geological and geophysical                                  3,550      2,022
     Impairment and loss on sales of oil and gas properties        100         --
     General and administrative                                  2,026      1,409
     Interest                                                   12,162     10,429
                                                              --------   --------
         Total expenses                                         66,180     47,897
                                                              --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES                        16,343        171
PROVISION FOR INCOME TAXES                                       6,227         65
                                                              --------   --------
NET INCOME                                                    $ 10,116   $    106
                                                              ========   ========
BASIC EARNINGS PER SHARE                                      $   0.54   $   0.01
                                                              ========   ========
DILUTED EARNINGS PER SHARE                                    $   0.53   $   0.01
                                                              ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                18,813     18,419
                                                              ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ASSUMING DILUTION                              19,161     18,419
                                                              ========   ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1999
                    and the Three Months Ended March 31, 2000

                                                   Common Stock       Additional   Retained                      Treasury Stock
                                               ---------------------   Paid-In     Earnings      Deferred     ---------------------
                                                 Shares     Amount     Capital     (Deficit)   Compensation     Shares     Amount
                                               ---------   ---------  ----------   ---------   ------------   ---------   ---------
                                                                                (In thousands)
BALANCE, DECEMBER 31, 1997                        18,655   $      19  $  183,191   $  (7,372)  $       (144)       (160)  $  (2,217)
    Purchase of treasury stock                        --          --          --          --             --        (722)     (6,524)
    Transfer of treasury stock to 40l(k) Plan         --          --           7          --             --          39         542
    Issuance of treasury stock
        for exercise of options
        including income tax benefit                  --          --        (115)         --             --          42         583
    Issuance of restricted stock                      32          --         428          --           (428)         --          --
    Amortization of deferred compensation             --          --          --          --            307          --          --
    Issuance of performance shares                   106          --       1,534          --         (1,534)         --          --
    Exercise of stock options, including
        income tax benefit                           337          --       3,201          --             --          --          --
    Restricted stock forfeited                        (3)         --         (50)         --             50          --          --
    Net loss                                          --          --          --     (18,616)            --          --          --
                                               ---------   ---------  ----------   ---------   ------------   ---------   ---------
BALANCE, DECEMBER 31, 1998                        19,127          19     188,196     (25,988)        (1,749)       (801)     (7,616)
    Purchase of treasury stock                        --          --          --          --             --        (128)     (2,055)
    Transfer of treasury stock to 40l(k) Plan         --          --          50          --             --          75         712
    Issuance of treasury stock
        for exercise of options
        including income tax benefit                  --          --         492          --             --         123       1,209
    Issuance of restricted stock                      34          --         301          --           (301)         --          --
    Amortization of deferred compensation             --          --          --          --          1,067          --          --
    Issuance of performance shares                   132           1         997          --           (998)         --          --
    Issuance of common stock                         235          --       1,370          --             --          --          --
    Net income                                        --          --          --      11,686             --          --          --
                                               ---------   ---------  ----------   ---------   ------------   ---------   ---------
BALANCE, DECEMBER 31, 1999                        19,528          20     191,406     (14,302)        (1,981)       (731)     (7,750)
    Purchase of treasury stock                        --          --          --          --             --         (96)     (1,783)
    Exercise of warrants                               4          --          30          --             --          --          --
    Transfer of treasury stock to 40l(k) Plan         --          --         385          --             --          62         672
    Issuance of treasury stock
        for exercise of options
        including income tax benefit                  --          --         473          --             --          95       1,019
    Restricted stock and performance shares
        forfeited                                     (9)         --         (57)         --             57          --          --
    Amortization of deferred compensation             --          --          --          --            197          --          --
    Net income                                        --          --          --      10,116             --          --          --
                                               ---------   ---------  ----------   ---------   ------------   ---------   ---------
BALANCE, MARCH 31, 2000 (Unaudited)               19,523   $      20  $  192,237   $  (4,186)  $     (1,727)       (670)  $  (7,842)
                                               =========   =========  ==========   =========   ============   =========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                       March 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $ 10,116   $    106
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                  14,855     14,198
          Depreciation expense offset against revenue                  312         --
          Impairment and loss on sales of oil and gas properties       100         --
          Surrendered and expired acreage                            1,703        735
          Amortization of deferred charges, debt issue costs
             and deferred compensation                                 892      1,171
          Transfer of treasury stock to 401(k) Plan                  1,057         --
          Deferred income tax provision                              6,076         65
          (Increase) decrease in accounts and notes receivable      (7,464)     1,526
          Increase in accounts payable and accrued expenses         21,000      5,730
          Decrease in deferred revenue, net                             --     (2,524)
          Other                                                     (3,558)        14
                                                                  --------   --------
     Net cash provided by operating activities                      45,089     21,021
                                                                  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                  (29,996)   (19,891)
     Workover equipment additions                                      (41)        --
     Gas gathering and transmission facilities additions              (251)       (88)
     Other property additions                                          (75)      (125)
     Net proceeds from the sale of oil and gas properties              163         --
     Decrease in property related payables                          (2,492)    (1,937)
                                                                  --------   --------
     Net cash used in investing activities                         (32,692)   (22,041)
                                                                  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank debt                                        30,000         --
     Repayments of bank debt                                       (37,000)    (3,000)
     Repayment of KMI debt                                          (4,675)        --
     Issuance of common stock                                           --        611
     Exercise of options and warrants                                1,523         --
     Purchase of treasury stock                                     (1,783)        --
                                                                  --------   --------
     Net cash used in financing activities                         (11,935)    (2,389)
                                                                  --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   462     (3,409)
     Cash and cash equivalents, beginning of year                      518      9,659
                                                                  --------   --------
     Cash and cash equivalents, end of year                       $    980   $  6,250
                                                                  ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                   $  4,965   $  2,412
     Cash paid for income taxes, net of reimbursements            $    280   $    374




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

HS Resources, Inc. (the "Company" or "HSR"), a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops, explores for, exploits and produces oil and gas properties. The Company's primary properties are located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast, and to a lesser extent, the Northern Rocky Mountains and the Mid-Continent. Through its wholly-owned subsidiary, HS Gathering L.L.C., the Company gathers and transports its own and third party gas. Through its subsidiary, HS Energy Services, Inc. ("HSES"), the Company markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data presented here are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at March 31, 2000, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position, these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1999 Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUCCESSFUL EFFORTS. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas, and impairments in value are charged to expense. Exploratory costs, geological and geophysical expenses and delay rentals are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of developmental dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves on a field by field basis. The depreciation of capitalized drilling costs is based on the unit-of-production method using proved developed reserves on a field by field basis.

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

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)

to the period of physical delivery of the items being hedged, the gains or losses on the energy related financial instruments at the time of the termination remain deferred until the period of physical delivery unless both the energy related financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately.

NOTE 3. PRO FORMA STATEMENTS

On November 26, 1999, the Company acquired certain gas gathering and transmission assets (the "Wattenberg Gathering and Transmission System") from Kinder Morgan, Inc. and affiliated entities ("KMI") for an adjusted purchase price of approximately $48 million plus the future assumption of an operating lease which had a present value of $19 million.

The Wattenberg Gathering and Transmission System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is being accounted for using the purchase method of accounting. Along with the system, the Company acquired a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant.

The following table sets forth condensed unaudited pro forma operating results of the Company for the three months ended March 31, 1999. The condensed pro forma operating results assume the acquisition of the gas gathering and transmission assets from KMI had occurred on January 1, 1999. The condensed pro forma results are not necessarily indicative of the results of operations had the divestiture been consummated on January 1, 1999, and may not necessarily be indicative of future performance. Amounts in thousands, except per share amounts.

                                     Three Months Ended
                                          March 31,
                                            1999
                                         (Unaudited)
                                     ------------------
Revenues                                  $ 52,701
Net income                                $  1,393
Diluted earnings per share                $   0.08
Weighted average number of common
    shares outstanding assuming dilution    18,419

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

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)

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

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The date of this statement was recently amended by SFAS No. 137 extending the adoption period to fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. In accordance with EITF Issue 98-10 the Company records energy trading contracts at fair value on the balance sheet, with the changes in fair value included in earnings.

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)

NOTE 6. RELATED PARTY TRANSACTIONS

In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of March 31, 2000, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes. The notes mature on March 3, 2001 and bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest are due and payable to the Company on or before June 1, 2000. The interest rate on these notes is prime plus 0.25% per annum. The prime rate as of March 31, 2000 was 9.0%. In the third quarter of 1999, principal and accrued interest in the amount of $823,295 was repaid.

NOTE 7. TOTAL RETURN EQUITY SWAPS

In 1999, the Company entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. The Company had the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. This swap was terminated April 20, 2000. See Note 8.

On May 24, 1999 the Company entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock from another investor at a price of $11.9875. The Company has the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

On December 1, 1999, the Company entered into a third agreement whereby a financial institution agreed to acquire on the open market approximately 300,000 shares of the Company's common stock at the current market price over a three month period beginning December 2, 1999. As of March 31, 2000 the financial institution had

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)

acquired 308,100 shares at a weighted average price of $14.55 per share. The Company has the right, but not the obligation, to purchase the stock at the weighted average price at any time through September 2, 2001.

If the Company decides not to purchase the shares on or before the termination of the second or third agreement, the Company will receive any increase in the market value of the shares covered by the agreement above the purchase price of the shares, or will pay for any loss; however, the Company may cover losses in most circumstances by issuing common stock to the financial institution if it chooses to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. The Company also pays certain commissions and finance costs. At March 31, 2000 the aggregate fair market value of the Company's common stock in excess of the underlying option price attributable to such shares, including the shares subject to the first agreement, which have now been repurchased, was approximately $13.9 million.

NOTE 8. SUBSEQUENT EVENT

Effective April 20, 2000 the Company repurchased approximately 730,000 shares of its common stock under the first agreement discussed in the first paragraph of
Note 7. Those shares were retired into the Company's treasury, and, as a result, the $4.5 million transaction will reduce the Company's outstanding common stock by approximately 4%.

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)

NOTE 9. BUSINESS SEGMENT INFORMATION

The Company is an independent energy company engaged in the following activities:

         o acquisition, development, exploitation, exploration and production of oil and gas

         o        transportation and marketing of oil and gas

                                                                                   March 31,
                                                                           --------------------------
            (In thousands)                                                    2000           1999
                                                                           -----------    -----------
            OPERATING REVENUES:
               Oil and gas sales D-J Basin                                 $    51,117    $    36,557
               Oil and gas sales Gulf Coast                                      8,977          2,018
               Oil and gas sales Mid-Continent and Northern Rockies                 51             37
               Gas gathering and transmission facilities                         3,473             --
               Trading and transportation                                       54,220         30,119
               Intersegment eliminations                                       (35,575)       (20,819)
                                                                           -----------    -----------
                                                                           $    82,263    $    47,912
                                                                           ===========    ===========
            OPERATING INCOME:
               D-J Basin                                                   $    26,504    $    14,514
               Gulf Coast                                                        2,573         (2,072)
               Mid-Continent and Northern Rockies                               (2,006)          (463)
               Gas gathering and transmission facilities                           637             --
               Trading and transportation                                        2,094            963
               Intersegment eliminations                                          (668)          (750)
                                                                           -----------    -----------
            OPERATING INCOME                                                    29,134         12,192
               Other income and expense                                        (12,791)       (12,021)
                                                                           -----------    -----------

             INCOME BEFORE INCOME TAXES                                    $    16,343    $       171
                                                                           ===========    ===========
            IDENTIFIABLE ASSETS (AT MARCH 31):
               Oil and gas properties D-J Basin                            $   972,536    $   912,835
               Oil and gas properties Gulf Coast                                41,015         26,185
               Oil and gas properties Mid-Continent and Northern Rockies         7,524          4,798
               Gas gathering and transmission facilities                        54,879          5,980
               Trading and transportation                                        3,852          3,805
               Corporate                                                         8,521          8,557
                                                                           -----------    -----------
                                                                           $ 1,088,327    $   962,160
                                                                           ===========    ===========
            DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
               Oil and gas properties D-J Basin                            $    12,884    $    13,258
               Oil and gas properties Gulf Coast                                 1,361            497
               Oil and gas properties Mid-Continent and Northern Rockies            20             --
               Gas gathering and transmission facilities                           277             --
               Trading and transportation                                          107            105
               Corporate                                                           206            338
                                                                           -----------    -----------
                                                                           $    14,855    $    14,198
                                                                           ===========    ===========
            CAPITAL EXPENDITURES AND ACQUISITIONS:
               Oil and gas properties D-J Basin                            $    19,733    $    14,205
               Oil and gas properties Gulf Coast                                 8,875          5,121
               Oil and gas properties Mid-Continent and Northern Rockies         1,429            564
               Gas gathering and transmission facilities                           251             88
               Trading and transportation                                            4             19
               Corporate                                                            62            106
                                                                           -----------    -----------
                                                                           $    30,354    $    20,103
                                                                           ===========    ===========

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

In December 1999 we furthered our consolidation strategy by acquiring certain gas gathering and transmission assets (the "Wattenberg Gathering and Transmission System") from Kinder Morgan, Inc. ("KMI") for an adjusted purchase price of approximately $48 million, plus the assumption of an operating lease which had a net present value of $19 million. As part of this transaction, we also purchased a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant. The transaction is scheduled to close in December 2001. The Wattenberg Gathering and Transmission System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is recorded in our financial statements as of December 1, 1999 using the purchase method of accounting. This purchase has given us operational control over the gathering of a large percentage of our gas production. By operating the pipeline we are better positioned to anticipate and alleviate any gathering system bottlenecks that otherwise might have adversely affected our D-J Basin exploitation program and the production of other operators.

To complete the 1997 Amoco acquisition we were required to borrow funds, which significantly increased our leverage ratios. To partially reduce this increase in debt we sold the majority of our Mid-Continent asset base and utilized the proceeds to pay down debt under our senior credit facility. Following the Mid-Continent sale, we now operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. In 1999, approximately 90% of our production (on an energy equivalent basis) came from the D-J Basin and 10% from the Gulf Coast. We will continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We will also continue our strategically important and historically profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

OIL AND GAS PRICES. Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant reductions in the operating and financial margins of oil and gas producers. Additionally, low oil prices had a depressing effect on the price of liquids recovered from natural gas during this time period. Thus, the low oil price of early 1999 further diminished the overall price received for our gas production. In April 1999, both oil and gas prices began to recover, and have continued to increase in 2000. This resulted in HSR realizing for the three months ended March 31, 2000 an average price per barrel of oil ("Bbl"), excluding hedging effects, of $27.33 compared to $11.43 for the comparable period in 1999. Natural gas prices per thousand cubic feet of gas ("Mcf"), excluding hedging effects, were $2.71 for the three months ended March 31, 2000 compared to $1.68 in the comparable period in 1999.

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

In the fall of 1998, PSCO and CIG, through a jointly owned affiliate, began operating a newly expanded 270 MMcf per day capacity line between the Colorado Front Range market area and Wyoming. This line operates independently and not as part of PSCO's local distribution system. Additionally, KMI has been granted authority to build a 250 MMcf per day capacity pipeline serving similar regions. Construction has not commenced on the KMI line, and it is uncertain whether this line will be built in the near future. The PSCO line is expected to eliminate some portion of the price advantage HSR currently has over Wyoming producers for direct sales in the Colorado Front Range market as it increases the amount of Wyoming gas that could be transported to the Colorado Front Range market. However, the availability of one or both of these lines also expands the amount of gas that could be exported from the D-J Basin to Mid-Continent and West Coast markets through Wyoming pipeline interconnections. To date, the increased export capacity from the D-J Basin on the PSCO line, combined with increased demand from and transportation to West Coast markets out of Wyoming, have strengthened the overall market for D-J Basin gas compared to several years ago. Given the narrowing of the spread between CIG and Mid-Continent indices, we do not anticipate any material adverse changes to D-J Basin gas prices as a result of the new pipelines.

Gas and oil prices remain strong as of the date of this report. However, we cannot predict future trends in gas or oil prices. The uncertainty concerning the price of oil and gas remains a dominant and unpredictable factor in our profitability.

RESULTS OF OPERATIONS. During 2000 we continued our drilling and development activities to exploit our opportunities in the D-J Basin. We also continued our exploitation and exploration activities in the Gulf Coast region. Our results of operations are significantly affected by our drilling program and by fluctuations in oil and gas prices. Future results will be significantly affected by our exploration, exploitation and development activities.

Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                    D-J BASIN
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                            March 31,
                                       -------------------
                                         2000       1999
                                       --------   --------
Production:
  Oil (Bbl)                                 594        557
  Gas (Mcf)                              14,023     13,105
  Mcfe                                   17,585     16,446
  Boe                                     2,931      2,741

Prices (1):
  Average realized oil price ($/Bbl)   $  18.83   $  12.91
  Average realized gas price ($/Mcf)   $   2.70   $   2.05


Operating Revenues:
  Oil and gas sales                    $ 49,110   $ 34,033
  Other gas revenues                      2,007      2,524
                                       --------   --------
                                         51,117     36,557
                                       --------   --------

Operating Costs and Expenses:
  Production taxes                        4,859      2,023
  Lease operating                         6,729      6,569
  Depreciation, depletion
    and amortization                     12,884     13,258
  Exploratory and abandonment                47         93
  Geological and geophysical                 94        100
                                       --------   --------
                                         24,613     22,043
                                       --------   --------
Operating Income                       $ 26,504   $ 14,514
                                       ========   ========

     (1) Includes effects of hedging activities

GENERAL. We have been active in the D-J Basin for almost 20 years. Over the years we sought to consolidate our position there by acquiring properties and conducting active exploitation programs. More recent acquisitions include the June 1996 acquisition of Basin Exploration, Inc.'s D-J Basin properties, the December 1997 Amoco acquisition, and the 1999 acquisition of the Wattenberg Gathering and Transmission System. For the three months ended March 31, 2000 and 1999 exploitation programs consisted of 136 and 115 separate activities, respectively.

OIL AND GAS REVENUES. Our D-J Basin oil and gas production and revenues have increased primarily as the result of the success of our ongoing exploitation and development activities and increased product prices. Other gas revenues related to the sale of tax credits decreased for the three months ended March 31, 2000 compared to the prior year mainly due to normal production declines.

PRODUCTION EXPENSES. Total lease operating expense ("LOE") increased modestly for the three months ended March 31, 2000 compared to the prior year period. However, LOE per Mcfe declined from $0.40 to $0.38 for the quarter ended March 31, 1999 and 2000, respectively, because the increase in total LOE was offset by an increase in production. The increase in costs and production was due to a larger number of producing wells. Production taxes increased in 2000 as a result of higher realized product prices.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A"), a non-cash expense, decreased for the three months ended March 31, 2000 compared to the prior year period because a decrease in the depletion rate more than offset an increase in production. The decrease in the depletion rate was the result of the addition of proved reserves due to higher year-end product prices. The weighted average depletion rate per Mcfe for the D-J Basin was $0.73 and $0.80 ($4.36 and $4.81 per Boe) for the three months ended March 31, 2000, and 1999, respectively. We annually adjust our DD&A rate based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

EXPLORATORY AND ABANDONMENT COSTS. Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and salaries and related overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs decreased for the three months ended March 31, 2000 compared to the prior year period mainly due to a decrease in P&A costs.

GEOLOGICAL AND GEOPHYSICAL COSTS. Geological and geophysical ("G&G") costs include costs for seismic activity as well as overhead costs directly attributable to G&G activity. The decrease for the three months ended March 31, 2000 compared to the prior year period relates to a decrease in overhead costs in the Greater D-J Basin area.

                                   GULF COAST
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                             March 31,
                                        -------------------
                                          2000       1999
                                        --------   --------
Production:
   Oil (Bbl)                                 116         37
   Gas (Mcf)                               1,995        812
   Mcfe                                    2,694      1,036
   Boe                                       449        173

Prices (1):
   Average realized oil price ($/Bbl)   $  28.51   $  10.93
   Average realized gas price ($/Mcf)   $   2.83   $   1.98

Operating Revenues:
   Oil and gas sales                    $  8,977   $  2,018

Operating Costs and Expenses:
   Production taxes                          604        113
   Lease operating                           240         69
   Depreciation, depletion
     and amortization                      1,361        497
   Exploratory and abandonment             2,504      1,787
   Geological and geophysical              1,595      1,624
   Impairment and loss on
     sales of oil and gas properties         100         --
                                        --------   --------
                                           6,404      4,090
                                        --------   --------
Operating Income (Loss)                 $  2,573   $ (2,072)
                                        ========   ========

     (1) There were no hedging activities affecting Gulf Coast production in 2000 or 1999.


GENERAL. Over the past several years, the majority of our Gulf Coast activities focused on acquiring, processing and interpreting 3-D seismic information, acquiring leasehold interests, and drilling on our project areas. During 2000 we expect to continue to increase our level of Gulf Coast drilling activities on prospects that we have identified through our 3-D seismic programs.


OIL AND GAS REVENUES. Oil and gas revenues increased significantly for the three months ended March 31, 2000 compared to the prior year period due to an increase both in production and in product prices. We drilled a total of 7 gross (3.3 net) wells in the first quarter of 2000 compared to 6 gross (2.5 net) wells in the first quarter of 1999. Of the total wells drilled to date, 6 gross (2.625 net) are currently awaiting pipeline hookup.

PRODUCTION EXPENSES. Aggregate LOE increased from the first quarter of 1999 to the first quarter of 2000 because of the greater number of producing wells. LOE per Mcfe increased from $0.07 to $0.09 for the three months ended March 31, 1999 and 2000, respectively, mainly due to an increase in water hauling costs. Production taxes increased from the first quarter of 1999 to the first quarter of 2000 as a result of higher realized product prices.

DEPRECIATION, DEPLETION AND AMORTIZATION. Total DD&A increased from the first quarter of 1999 to the first quarter of 2000 as a result of an increase in production and an increase in the DD&A rate. The weighted average DD&A rate per Mcfe in the Gulf Coast increased from $0.48 to $0.51 for the three months ended March 31, 1999 and 2000, respectively.

EXPLORATORY AND ABANDONMENT COSTS. During the first quarter of 2000 we expensed $1.7 million for expired acreage, $0.2 million for one exploratory dry hole, $0.3 million for delay rentals and $0.3 million for overhead costs. In the first quarter of 1999, we expensed $0.7 million for expired acreage, $0.4 million in delay rentals, $0.4 million for two exploratory dry holes and $0.3 million for overhead costs directly related to exploratory activities.

GEOLOGICAL AND GEOPHYSICAL COSTS. Of total G&G costs, we incurred $1.2 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $0.4 million and $0.3 million relates to overhead costs directly attributable to G&G activity.

IMPAIRMENT AND LOSS ON SALES OF OIL AND GAS PROPERTIES. As of March 31, 2000, we recorded a loss of $100,000 on the sale of one well.

                       MID-CONTINENT AND NORTHERN ROCKIES
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                               March 31,
                                         --------------------
                                           2000        1999
                                         --------    --------
Production:
    Oil (Bbl)                                  --          --
    Gas (Mcf)                                  21          49
    Mcfe                                       21          50
    Boe                                         4           8

Prices:
    Average realized oil price ($/Bbl)   $     --    $     --
    Average realized gas price ($/Mcf)   $     --    $     --

Operating Revenues:
    Oil and gas sales                    $     51    $     37

Operating Costs and Expenses:
    Production taxes                            5          12
    Lease operating                            55          53
    Depreciation, depletion
      and amortization                         20          --
    Exploratory and abandonment               117         138
    Geological and geophysical              1,860         297
                                         --------    --------
                                            2,057         500
                                         --------    --------
Operating Loss                           $ (2,006)   $   (463)
                                         ========    ========


GENERAL. Information for this segment includes activity for both the Mid-Continent and Northern Rockies areas. Our strategy in the Mid-Continent is to pursue technology-oriented exploration projects with a focus on high volume, long-life gas prospects.

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

EXPLORATORY AND ABANDONMENT COSTS. The majority of exploratory and abandonment costs in the first quarter of 2000 and 1999 represent costs incurred for delay rentals and overhead costs for projects in the Northern Rockies.

GEOLOGICAL AND GEOPHYSICAL COSTS. The increase in G&G costs in the first quarter of 2000 compared to 1999 is the result of an increase in seismic activity in the Mid-Continent project area mainly due to the acquisition and processing of 3-D seismic data in the Mountain Front project area in Oklahoma.

                           TRADING AND TRANSPORTATION
                                 (IN THOUSANDS)

                                                  March 31,
                                             -------------------
                                               2000       1999
                                             --------   --------
Operating Revenues:
    Trading and transportation (1)           $ 54,220   $ 30,119

Operating Costs and Expenses:
    Cost of trading and transportation (1)     52,019     29,051
    Depreciation and amortization                 107        105
                                             --------   --------
                                               52,126     29,156
                                             --------   --------
Operating Income                             $  2,094   $    963
                                             ========   ========

     (1) Intercompany revenues and expenses attributable to our volumes which are marketed by HSES have been eliminated in our financial statements.

Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating margins increased in the first quarter of 2000 compared to 1999 primarily as a result of an increase in the volume of financial intermediary transactions and gains recorded by HSES in commodity and basis trading activities. For the quarters ended March 31, 2000 and 1999, gains of $1.4 million and $0.6 million, respectively were recognized in connection with financial trading activities.

                         GAS GATHERING AND TRANSMISSION
                                 (IN THOUSANDS)

                                                               March 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Operating Revenues
   Gathering and transmission system revenues             $  3,108   $     --
   Income from interest in gathering plant                     365         --
                                                          --------   --------
                                                             3,473         --
Operating Costs and Expenses
   Gathering and transmission system operating expenses      1,215         --
   Depreciation and amortization                               277         --
   Interest expense                                          1,344         --
                                                          --------   --------
                                                             2,836         --
                                                          --------   --------
Operating Income                                          $    637   $     --
                                                          ========   ========


GATHERING AND TRANSMISSION SYSTEM REVENUES AND EXPENSES. Effective December 1, 1999 we took over operations of the Wattenberg Gathering and Transmission System from KMI. The revenues and expenses associated with third party gas for the quarter ended March 31, 2000 are recorded as gathering and transmission system revenues and expenses.


                            OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)


                                  March 31,
                             -------------------
                               2000       1999
                             --------   --------
Interest income and other    $    259   $    156
General and administrative   $  2,026   $  1,409
Interest                     $ 10,818   $ 10,429
Depreciation                 $    206   $    338


INTEREST INCOME AND OTHER INCOME. Interest and other income increased modestly for the first quarter of 2000 compared to the first quarter of 1999 due to third party billings associated with our subsidiary, HS Services. In 1999 we acquired five workover rigs (which are used to perform regular maintenance on producing wells and to complete new wells) and four water trucks (which haul water used in drilling, fracing and production operations).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.10 and $0.08 ($0.60 and $0.48 per Boe) in the first quarter of 2000 compared to the first quarter of 1999. On both an absolute and an Mcfe basis, G&A increased due to an increase in payroll-related general and administrative expenses.

INTEREST EXPENSE. Interest expense increased for the first quarter of 2000 compared to the first quarter of 1999 mainly due to an increase in the interest rate on our bank debt and a decrease in capitalized interest on our undeveloped acreage account. For the three months ended March 31, 2000 and 1999 we capitalized $1.6 million and $1.8 million, respectively of interest related to undeveloped acreage.


                          INCOME TAXES
                         (IN THOUSANDS)

                            March 31,
                      --------------------
                        2000        1999
                      --------    --------
Current provision     $     --    $     --
Deferred provision       6,227          65
                      --------    --------
Provision for taxes   $  6,227    $     65
                      ========    ========

Effective tax rate        38.1%       38.1%
                      ========    ========


PROVISION FOR INCOME TAXES. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% in the first quarter of 2000 and 1999. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of our tax provision is deferred.


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

The borrowing base under our revolving senior bank credit facility led by The Chase Manhattan Bank is currently $280.0 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the review of our reserves by the lending bank group and their view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of March 31, 2000, $220.0 million was outstanding under the Chase facility compared to $227.0 million at December 31, 1999.

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

CAPITAL COMMITMENTS. We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the quarter ended March 31, 2000, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $32.4 million, exclusive of capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the year 2000 will be approximately $100 to $110 million, depending on product prices for the full year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $19.0 million for the quarter ended March 31, 2000 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and we anticipate allocating approximately $55 to $60 million to the D-J Basin during 2000.

Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the quarter ended March 31, 2000, we incurred total expenditures of $10.3 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating approximately $25 to $40 million to the Gulf Coast projects during 2000 for exploration and development activities including land and seismic.

In our Mid-Continent project area we are acquiring and processing 3-D seismic data and are preparing to initiate drilling activity on several prospects. Activity in this area will focus on high volume, long-life gas prospects. We anticipate allocating $5 to $6 million to the Mid-Continent project area during 2000.

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

WORKING CAPITAL AND CASH FLOW. The Company aggressively manages its working capital position including periodic borrowings and repayments under its revolving credit facility. Of the total working capital deficit of $40.3 million at March 31, 2000, $20.4 million represents the current portion of the payable to KMI for the purchase of the Wattenberg Gathering and Transmission System. The Company intends to use cash provided by monthly gathering and transportation revenues from existing contractual agreements, including amounts paid by HSR, to fund the monthly obligations to KMI. The Company believes that the payments made under the gathering agreements will exceed the payments to KMI assuming no unforeseen extended operational interruptions of the system.

Net cash provided by operating activities for the quarter ended March 31, 2000 was $45.1 million, up from $21.0 million for the same period in 1999 primarily as a result of an increase in product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

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

Recently issued accounting pronouncements can change current and future accounting and reporting requirements for certain risk management activities. See Note 5 of the Notes to Unaudited Consolidated Financial Statements.

HEDGING ACTIVITIES. We enter into transactions for hedging purposes to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for our production reduced our oil and gas sales by $4.7 million in the first quarter of 2000 and increased our oil and gas sales by $5.9 million in the first quarter of 1999. Hedging contracts for third party gas increased trading and transportation revenues by approximately $76,000 in the first quarter of 2000 and decreased trading and transportation revenues by $63,000 in the first quarter of 1999.

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

As of March 31, 2000, we held hedge swap positions as follows:


GAS HEDGES

                                          Average Daily                                              Fair Value at
                                            Quantity          Settlement            Price            March 31, 2000
Time Period                                  (MMBtu)           Location          (per MMBtu)          Gain (Loss)
---------------                          ----------------    -------------     ----------------    -------------------
April 2000 - October 2000                         15,000          NW                     2.193      $  (1,582,027.50)
April 2000 - October 2000                          5,000          NW                     2.223      $    (495,242.50)
April 2000 - October 2000                         10,000          NW                     2.250      $    (931,635.00)
April 2000 - October 2000                         15,000          NW                     2.288      $  (1,277,077.50)
April 2000 - October 2000                         25,000          NW                     2.150      $  (2,864,087.50)
April 2000 - October 2000                         10,000          NW                     2.198      $  (1,043,985.00)
April 2000 - October 2000                         10,000          NW                     2.115      $  (1,220,535.00)
April 2000 - October 2000                         30,000          NW                     2.053      $  (4,062,855.00)
April 2000 - October 2000                         20,000          NW                     2.500      $  (1,863,270.00)
November 2000 - March 2001                        10,000          NW                     2.445      $    (601,133.00)
November 2000 - March 2001                        10,000          NW                     2.450      $    (593,583.00)
November 2000 - March 2001                        80,000          NW                     2.478      $  (4,291,889.00)
April 2001 - October 2001                         10,000          NW                     2.090      $    (741,610.00)
April 2001 - October 2001                         20,000          NW                     2.110      $  (1,397,620.00)
April 2001 - October 2001                         50,000          NW                     2.350      $    (926,050.00)
April 2001 - October 2001                          5,000          NW                     2.400      $     (39,105.00)
April 2001 - December 2001                        20,000          NW                     2.200      $  (1,607,130.00)
January 2002 - March 2002                         15,000          NW                     1.900      $    (639,945.00)
January 2002 - March 2002                         15,000          NW                     2.200      $    (186,340.00)
April 2002 - October 2002                         15,000          NW                     2.310      $    (117,798.00)
April 2002 - October 2002                         25,000          NW                     2.300      $    (249,830.00)


GAS BASIS HEDGES(1)

                                          Average Daily                             Basis            Fair Value at
                                            Quantity          Settlement        Differential         March 31, 2000
Time Period                                  (MMBu)            Location          (per MMBtu)          Gain (Loss)
---------------                          ----------------    -------------     ----------------    -------------------
April 2002 - October 2002                         75,000          NW                    (0.310)    $      (462,240.00)
November 2002 - December 2002                     15,000          NW                    (0.300)    $       (64,050.00)

     (1) Basis is the differential between the NYMEX contract price and the regional index. The Company has locked in basis differential but has not locked in the fixed portion of the risk.

WRITTEN GAS CALLS

                                          Average Daily                                              Fair Value at
                                            Quantity          Settlement            Price            March 31, 2000
Time Period                                  (MMBtu)           Location          (per MMBtu)          Gain (Loss)
---------------                          ----------------    -------------     ----------------    -------------------
April 2000 - December 2000                        20,000        NYMEX                    3.100     $       (1,173,580)
January 2001 - December 2001                      20,000        NYMEX                    3.000     $       (1,953,164)


As of March 31, 2000, we had hedged our expected oil production as follows:

CRUDE OIL HEDGES

                                       Average Monthly                                            Fair Value at
                                          Quantity         Settlement            Price           March 31, 2000
Time Period                                (Bbl)            Location           (per Bbl)           Gain (Loss)
---------------                       ----------------    -------------     ----------------    ------------------
April 2000 - June 2000                         61,000         WTI                    22.600     $     (675,600.60)


WRITTEN CRUDE OIL HEDGES

                                       Average Monthly                                            Fair Value at
                                         Quantity          Settlement            Price           March 31, 2000
Time Period                                (Bbl)            Location           (per Bbl)           Gain (Loss)
---------------                       ----------------    -------------     ----------------    ------------------
April 2000 - December 2000                     61,000         WTI                    21.400     $      (2,352,138)
January 2001 - December 2001                   60,833         WTI                    20.400     $      (2,347,883)


Additionally, with respect to the hedging of third party gas, we have hedged 3.4 Bcf from April 2000 through December 2000 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at March 31, 2000 was a gain of $519,000.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of March 31, 2000, we had written crude oil and natural gas calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

TRADING ACTIVITIES. We engage in the trading of various energy related financial instruments which require payments to or receipt of payments from counterparties based on the differential between a fixed and a variable price for the commodity, swap or other contractual arrangement. Activities for trading purposes are accounted for using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized in "trading and transportation revenues" as a net gain or loss in the period of change. The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. For the quarters ended March 31, 2000 and 1999, net gains of $1.4 million and $0.6 million, respectively, were recognized in connection with financial trading activities and are included in "trading and transportation revenues."

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

INTEREST RATE SWAPS. In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our pre-1999 interest rate hedging agreements. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $0.9 million impact on pre-tax income, based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

TOTAL RETURN EQUITY SWAPS. In 1999 we entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 730,000 shares of HSR's common stock from another investor at a price of $6.0625. We had the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. Effective April 20, 2000 we repurchased the 730,000 shares of our common stock. Those shares were retired into the treasury, and, as a result, the $4.5 million transaction will reduce our outstanding common stock by approximately 4%.

On May 24, 1999 we entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock from another investor at a price of $11.9875. We have the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

On December 1, 1999 we entered into a third agreement whereby a financial institution agreed to acquire on the open market approximately 300,000 shares of our stock at the current market price over a three month period beginning December 2, 1999. As of March 31, 2000 the financial institution had acquired 308,100 shares at a weighted average price of $14.55 per share. We have the right, but not the obligation to purchase the stock at the weighted average price at any time through September 2, 2001.

If we decide not to purchase the shares on or before the termination of the second or third agreement, we will receive any increase in the market value of the shares covered by the agreement above the purchase price of the shares, or will pay for any loss; however, we may cover losses in most circumstances by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We also pay certain commissions and finance costs. At March 31, 2000 the aggregate fair market value of HSR's common stock in excess of the underlying option price attributable to such shares, including those under the first agreement, which have now been repurchased, was approximately
$13.9 million.

CONTINGENCIES. We have resolved the alleged Clean Water Act Section 404 (wetlands) violations in Louisiana. We have agreed to a proposal to settle the matter that is presently being reviewed by senior officials at the Department of Justice ("DOJ") and the Environmental Protection Agency ("EPA"). The settlement will not have a material adverse effect on us. As of March 31, 2000 we have accrued an amount in our financial statements that is sufficient to cover the estimated settlement. See "Legal Proceedings and Environmental Issues."

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Notes to Unaudited Consolidated Financial Statements." These statements may concern, among other things:

     o planned capital expenditures and expected funding of capital expenditures from cash flow;

     o   increases in oil and gas production;

     o   production economics;

     o   expected drilling opportunities;

     o ability to anticipate and alleviate gathering and transportation bottlenecks;

     o expectations of payments under gathering agreements exceeding required payments to Kinder Morgan, Inc.;

     o trends or expectations concerning oil and gas prices or market characteristics;

     o marketing, hedging and trading risks, strategies, policies, procedures and profitability;

     o   credit risk on trading and hedging activities;

     o our financial position, stability of cash flow, debt service capabilities and capital availability;

     o   the ability to manage risk through hedging and similar activities;

     o   business strategy and other plans and objectives for future operations;

     o   potential liabilities or the expected absence thereof; and

     o the potential outcome of environmental matters, litigation or other proceedings.

All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will prove to have been correct or that we will take any actions that may presently be planned. Actual results may differ materially from any forward-looking statements made by us depending on a variety of factors, including, among others, the factors discussed in "Certain Considerations" described in our report on Form 10-K filed March 24, 2000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings and Environmental Issues

ENVIRONMENTAL PROCEEDINGS. In May 1995, we were named by the EPA pursuant to a Resource Conservation and Recovery Act administrative order as one of two respondents in addition to the owner/operator of an oilfield production water evaporation facility. The order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operator respondents have worked together with the EPA to develop characterization studies of the site, and have caused the facility to be permanently closed. HSR and other non-operator respondents have completed substantially all work at the site. We have incurred approximately $1.3 million as of March 31, 2000 for our portion of the costs. This amount has been recorded in our financial statements as of March 31, 2000 and we believe that no substantial liability remains.

Additionally, in March of 1999 we became subject to an enforcement action now being handled by the EPA and DOJ for alleged violations of Section 404 of the Clean Water Act concerning wetlands. We have agreed to a proposal to settle the matter that is presently being reviewed by senior officials at the DOJ and EPA. The settlement will not have a material adverse effect on us. As of March 31, 2000 we have accrued an amount in our financial statements that is sufficient to cover the estimated settlement.

Finally, the gathering and transmission properties we are acquiring from KMI contain numerous areas of polluted soil and ground water. These conditions have been reported to the appropriate jurisdictional agencies. HSR expects the costs associated with cleanup of these environmental problems will be borne by KMI under the indemnification provisions of our agreement with KMI.

We are subject to minor lawsuits incidental to operations in the oil and gas industry. We believe we have meritorious defenses to all lawsuits in which we are a defendant and will vigorously defend against them. We do not believe that the resolution of such lawsuits will have a material adverse effect on our financial position or results of operations.

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

10.7 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.8 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed March 11, 1996.)

10.9 Purchase and Sale Agreement dated March 25, 1996, between Orion, the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.)

10.10 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.11 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.12 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.13 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
         Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.14 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.15 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
         Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.16 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.17 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
         Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.18 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated June 28, 1996. (Incorporated by reference to
         Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.19 Purchase and Sale Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit
         10.1 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.20 Side Letter Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.21 Closing Side Agreement between the Company and Amoco Production Company dated December 15, 1997. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.22 Third Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997, among the Company and The Chase Manhattan Bank as agent for the Lenders signatory thereto. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.23 Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide Investments, LLC as Buyer. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.)

10.24 Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.25 Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.26 First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.27    HS Resources, Inc. Form of Key Employee Severance Agreement (March 27,
         1998). (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.28 Fourth Amendment to Amended and Restated Credit Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.)

10.29 Stock Purchase and Sale Agreement between the Company and Universal Resources Corporation dated July 27, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed August 6, 1998.)

10.30 Fifth Amendment to Amended and Restated Credit Agreement dated as of September 1, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the lenders. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.31 Sixth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of July 22, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.32 Sixth Amendment to Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.33 Seventh Amendment to Amended and Restated Credit Agreement dated as of December 31, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.34 1999 Non-Compensatory Stock Purchase Plan. (Incorporated by reference as Exhibit 4.1 to Form S-8 filed January 25, 1999.)

10.35 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 1, 1993, concerning 9-7/8% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.36 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of November 27, 1996, concerning 9-1/4% Series A Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.37 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 11, 1998, concerning 9-1/4% Series B Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.38 Seventh Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of September 1, 1999 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent to the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999).

10.39 Eighth Amendment to Amended and Restated Credit Agreement dated as of August 27, 1999 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15,
         1999).

10.40 Exchange Agreement dated August 27, 1999 between HS Resources, Inc. and Patina Oil & Gas Corporation. (Incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999).

10.41 Ninth Amendment to Amended and Restated Credit Agreement dated as of October 28, 1999 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 24, 2000.)

27*      Financial Data Schedule


*  Filed herewith

      b. Reports on Form 8-K.


         Form 8-KA dated February 9, 2000 relating to the November 26, 1999 acquisition from Kinder Morgan, Inc. Item 2.

         Form 8-K dated February 18, 2000, filing the February 17, 2000 press release in connection with the Company's fourth quarter earnings release. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HS RESOURCES, INC.



Dated: May 11, 2000                    By: /s/JAMES E. DUFFY
                                           -------------------------------------
                                           James E. Duffy
                                           Vice President and Chief Financial
                                           Officer

                                       By: /s/ ANNETTE MONTOYA
                                           -------------------------------------
                                           Annette Montoya
                                           Vice President and Principal
                                           Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------
27                         Financial Data Schedule