Form 10-Q
period 2000-06-30
HS RESOURCES INC
filed 2000-08-11
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 0-18886
                       ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on July 31, 2000: 18,304,155 after deducting 1,410,738 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Financial Statements:

          Consolidated Balance Sheets -- June 30, 2000 (Unaudited) and
          December 31, 1999.......................................................................................3

          Unaudited Consolidated Statements of Operations -- For the Three Months
          and Six Months Ended June 30, 2000 and 1999.............................................................5

          Consolidated Statements of Stockholders' Equity -- For
          the Years Ended December 31, 1998 and 1999 and the Six Months Ended
          June 30, 2000 (Unaudited)...............................................................................6

          Unaudited Consolidated Statements of Cash Flows --
          For the Six Months Ended June 30, 2000 and 1999.........................................................7

          Notes to Unaudited Consolidated Financial Statements....................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................................14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Environmental Issues.............................................................33

Item 2.   Changes in Securities..................................................................................33

Item 3.   Defaults Upon Senior Securities........................................................................33

Item 4.   Submission of Matters to a Vote of Security Holders....................................................34

Item 5.   Other Information......................................................................................34

Item 6.   Exhibits and Reports on Form 8-K.......................................................................35

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                     ASSETS


                                                                                JUNE 30,
                                                                                  2000           DECEMBER 31,
                                                                               (UNAUDITED)           1999
                                                                               -----------       ------------
                                                                                        (IN THOUSANDS)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   6,479         $     518
     Margin deposits                                                                1,225               935
     Accounts receivable
         Oil and gas sales                                                         46,054            31,602
         Trading and transportation                                                28,204            18,518
         Trade                                                                      5,023             3,089
         Ad valorem and severance taxes                                            13,074            11,845
         Other                                                                      7,828             4,366
     Lease and well equipment inventory, at cost                                    1,111             1,249
     Prepaid expenses and other                                                     5,533             3,966
     Notes receivable from officers for exercise of stock options
         and issuance of common stock (Note 6)                                        834             1,574
                                                                                ---------         ---------
         Total current assets                                                     115,365            77,662
                                                                                ---------         ---------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
     Undeveloped acreage                                                          101,272            99,358
     Costs subject to depreciation, depletion and amortization                    947,870           892,976
     Less accumulated depreciation, depletion and amortization                   (256,137)         (227,691)
                                                                                ---------         ---------
         Net oil and gas properties                                               793,005           764,643
                                                                                ---------         ---------
GAS GATHERING AND TRANSPORTATION FACILITIES,
     at cost, net of accumulated depreciation of $3,354
     and $2,016 at June 30, 2000 and December 31, 1999, respectively               53,086            52,611
                                                                                ---------         ---------
OTHER ASSETS
     Deferred charges and other, net                                                9,575            10,070
     Office and transportation equipment and other property,
         net of accumulated depreciation of $5,995
         and $6,552 at June 30, 2000 and December 31, 1999, respectively            2,783             3,040
     Notes receivable from officers for exercise of stock options
         and issuance of common stock  (Note 6)                                        --               812
     Goodwill, net of accumulated amortization of $1,440
         and $1,260 at June 30, 2000 and December 31, 1999, respectively            2,160             2,340
                                                                                ---------         ---------
         Total other assets                                                        14,518            16,262
                                                                                ---------         ---------
TOTAL ASSETS                                                                    $ 975,974         $ 911,178
                                                                                =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            JUNE 30,
                                                                              2000           DECEMBER 31,
                                                                           (UNAUDITED)          1999
                                                                           -----------       ------------
                                                                                  (IN THOUSANDS)
CURRENT LIABILITIES
      Accounts payable
          Trade                                                             $  29,272         $  26,653
          Revenue                                                              58,282            36,897
          Gas purchases                                                        10,214             9,290
      Accrued expenses
          Ad valorem and production taxes                                      13,199            10,624
          Interest                                                              4,945             5,233
          Other                                                                 4,585             5,389
      Income taxes payable                                                      1,119               958
      Payable to KMI                                                           21,367            19,551
                                                                            ---------         ---------
          Total current liabilities                                           142,983           114,595
                                                                            ---------         ---------
ACCRUED AD VALOREM TAXES AND OTHER                                             14,591            15,804
                                                                            ---------         ---------
PAYABLE TO KMI, NET OF CURRENT PORTION                                         16,245            27,556
                                                                            ---------         ---------
LONG-TERM BANK DEBT                                                           244,000           227,000
                                                                            ---------         ---------
9 7/8% SENIOR SUBORDINATED NOTES,
      due 2003, net of unamortized discount of  $200 and
      $229 at June 30, 2000 and December 31, 1999,  respectively               74,800            74,771
                                                                            ---------         ---------
9 1/4% SERIES A SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $495 and
      $534 at June 30, 2000 and December 31, 1999, respectively               149,505           149,466
                                                                            ---------         ---------
9 1/4% SERIES B SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $3,387 and $3,653
      at June 30, 2000 and December 31, 1999, respectively                     81,613            81,347
                                                                            ---------         ---------
DEFERRED INCOME TAXES                                                          66,171            53,246
                                                                            ---------         ---------
COMMITMENTS AND CONTINGENCIES
                                                                            ---------         ---------
STOCKHOLDERS' EQUITY
      Preferred stock                                                              --                --
      Common stock, $.001 par value, 50,000 shares authorized;
          19,715 and 19,528 shares issued and outstanding
          at June 30, 2000 and December 31, 1999, respectively                     20                20
      Additional paid-in capital                                              196,425           191,406
      Retained earnings (deficit)                                               7,231           (14,302)
      Deferred compensation                                                    (4,164)           (1,981)
      Treasury stock, at cost, 1,411 and 731 shares at June 30, 2000
          and December 31, 1999, respectively                                 (13,446)           (7,750)
                                                                            ---------         ---------
          Total stockholders' equity                                          186,066           167,393
                                                                            ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 975,974         $ 911,178
                                                                            =========         =========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                   ------------------------        ------------------------
                                                                    2000             1999            2000            1999
                                                                   --------        --------        --------        --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES
     Oil and gas sales                                             $ 63,589        $ 36,720        $121,728        $ 72,808
     Trading and transportation                                      25,181          11,978          43,826          21,278
     Gathering and transmission system revenues                       3,256              --           6,364              --
     Other gas revenues                                               2,396           2,518           4,402           5,042
     Income from interest in gathering plant                            358              --             722              --
     Interest income and other                                          992             113           1,253             270
                                                                   --------        --------        --------        --------
         Total revenues                                              95,772          51,329         178,295          99,398
                                                                   --------        --------        --------        --------
EXPENSES
     Production taxes                                                 5,775           2,137          11,243           4,285
     Lease operating                                                  8,039           7,470          15,063          14,160
     Cost of trading and transportation                              24,680          11,464          41,792          20,446
     Gathering and transmission system operating expenses             1,364              --           2,579              --
     Depreciation, depletion and amortization                        15,166          13,203          30,021          27,402
     Exploratory and abandonment                                      3,860           2,722           6,528           4,739
     Geological and geophysical                                       3,661           1,465           7,211           3,487
     Impairment and loss on sales of oil and gas properties              61           1,100             161           1,100
     General and administrative                                       2,030           1,066           4,056           2,475
     Interest                                                        12,692          10,510          24,854          20,940
                                                                   --------        --------        --------        --------
         Total expenses                                              77,328          51,137         143,508          99,034
                                                                   --------        --------        --------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES                             18,444             192          34,787             364
PROVISION FOR INCOME TAXES                                            7,027              73          13,254             139
                                                                   --------        --------        --------        --------
NET INCOME                                                         $ 11,417        $    119        $ 21,533        $    225
                                                                   --------        --------        --------        --------
BASIC EARNINGS PER SHARE                                           $   0.62        $   0.01        $   1.16        $   0.01
                                                                   --------        --------        --------        --------
DILUTED EARNINGS PER SHARE                                         $   0.60        $   0.01        $   1.12        $   0.01
                                                                   --------        --------        --------        --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                     18,471          18,773          18,642          18,596
                                                                   ========        ========        ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING ASSUMING DILUTION                                   19,186          18,895          19,173          18,657
                                                                   ========        ========        ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                     AND THE SIX MONTHS ENDED JUNE 30, 2000

                                                      COMMON STOCK     ADDITIONAL    RETAINED                     TREASURY STOCK
                                                    ----------------     PAID-IN     EARNINGS     DEFERRED     --------------------
                                                    SHARES    AMOUNTS    CAPITAL     (DEFICIT)  COMPENSATION     SHARES    AMOUNTS
                                                    ------   -------   ----------   ---------   ------------   ---------  ---------
                                                                                   (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997                          18,655   $    19   $ 183,191    $  (7,372)   $    (144)       (160)   $  (2,217)
      Purchase of treasury stock                        --        --          --           --           --        (722)      (6,524)
      Transfer of treasury stock to 401(k) Plan         --        --           7           --           --          39          542
      Issuance of treasury stock
          for exercise of options
          including income tax benefit                  --        --        (115)          --           --          42          583
      Issuance of restricted stock                      32        --         428           --         (428)         --           --
      Amortization of deferred compensation             --        --          --           --          307          --           --
      Issuance of performance shares                   106        --       1,534           --       (1,534)         --           --
      Exercise of stock options, including
          income tax benefit                           337        --       3,201           --           --          --           --
      Restricted stock forfeited                        (3)       --         (50)          --           50          --           --
      Net loss                                          --        --          --      (18,616)          --          --           --
                                                    ------   -------   ---------    ---------    ---------     -------    ---------
BALANCE, DECEMBER 31, 1998                          19,127        19     188,196      (25,988)      (1,749)       (801)      (7,616)
      Purchase of treasury stock                        --        --          --           --           --        (128)      (2,055)
      Transfer of treasury stock to 401(k) Plan         --        --          50           --           --          75          712
      Issuance of treasury stock
          for exercise of options
          including income tax benefit                  --        --         492           --           --         123        1,209
      Issuance of restricted stock                      34        --         301           --         (301)         --           --
      Amortization of deferred compensation             --        --          --           --        1,067          --           --
      Issuance of performance shares                   132         1         997           --         (998)         --           --
      Issuance of common stock                         235        --       1,370           --           --          --           --
      Net income                                        --        --          --       11,686           --          --           --
                                                    ------   -------   ---------    ---------    ---------     -------    ---------
BALANCE, DECEMBER 31, 1999                          19,528        20     191,406      (14,302)      (1,981)       (731)      (7,750)
      Purchase of treasury stock                        --        --          --           --           --        (161)      (3,219)
      Exercise of warrants                               6        --          40           --           --          --           --
      Transfer of treasury stock to 401(k) Plan         --        --         385           --           --          62          672
      Issuance of treasury stock
          for exercise of options
          including income tax benefit                  --        --         745           --           --         151        1,679
      Restricted stock and performance shares
          forfeited                                     (9)       --         (57)          --           57          --           --
      Amortization of deferred compensation             --        --          --           --          737          --           --
      Exercise of equity swap                           --        --          --           --           --        (732)      (4,828)
      Issuance of restricted stock
          and performance shares                       125        --       2,977           --       (2,977)         --           --
      Exercise of stock options                         65        --         929           --           --          --           --
      Net income                                        --        --          --       21,533           --          --           --
                                                    ------   -------   ---------    ---------    ---------     -------    ---------
BALANCE, JUNE 30, 2000 (UNAUDITED)                  19,715   $    20   $ 196,425    $   7,231    $  (4,164)     (1,411)   $ (13,446)
                                                    ======   =======   =========    =========    =========     =======    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  JUNE 30,
                                                                           ------------------------
                                                                             2000           1999
                                                                           ---------      ---------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $  21,533      $     225
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                            30,021         27,402
          Depreciation expense offset against revenue                            635             --
          Impairment and loss on sales of oil and gas properties                 161          1,100
          Surrendered and expired acreage                                      3,087          1,905
          Amortization of deferred charges, debt issue costs
             and deferred compensation                                         2,117          2,246
          Transfer of treasury stock to 401(k) Plan                            1,057            763
          Deferred income tax provision                                       12,925            138
          Increase in accounts receivable                                    (30,763)        (7,350)
          Increase (decrease) in accounts payable and accrued expenses        28,506         (4,084)
          Decrease in deferred revenue, net                                       --         (5,480)
          Other                                                                 (717)            (7)
                                                                           ---------      ---------
     Net cash provided by operating activities                                68,562         16,858
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                            (52,908)       (30,184)
     Purchase of proved and unproved properties                               (7,455)            --
     Gas gathering and transmission facilities additions                      (1,812)          (177)
     Other property additions                                                   (231)          (233)
     Net proceeds from the sale of oil and gas properties                        102           (808)
     Decrease in property related payables                                    (3,148)       (11,545)
                                                                           ---------      ---------
     Net cash used in investing activities                                   (65,452)       (42,947)
                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank debt                                                 102,000         40,000
     Repayments of bank debt                                                 (85,000)       (23,000)
     Repayment of KMI debt                                                    (9,495)            --
     Issuance of common stock                                                     --            611
     Exercise of options and warrants                                          3,394              6
     Purchase of treasury stock and exercise of equity swap                   (8,048)           (34)
                                                                           ---------      ---------
     Net cash provided by financing activities                                 2,851         17,583
                                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,961         (8,506)
     Cash and cash equivalents, beginning of year                                518          9,658
                                                                           ---------      ---------
     Cash and cash equivalents, end of year                                $   6,479      $   1,152
                                                                           ---------      ---------
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                            $  23,342      $  20,565
     Cash paid for income taxes, net of reimbursements                     $     206      $     665
                                                                           =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

HS Resources, Inc. (the "Company" or "HSR"), a Delaware corporation, was organized in January 1987. The Company, directly or through subsidiaries, acquires, develops, explores for, exploits and produces oil and gas properties. The Company's primary properties are located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast, and to a lesser extent, the Northern Rocky Mountains and the Mid-Continent. Through its wholly-owned subsidiary, HS Gathering L.L.C., the Company gathers and transports its own and third party gas. Through its subsidiary, HS Energy Services, Inc. ("HSES"), the Company markets its own gas production, markets gas owned by third parties and actively trades both physical and financial positions in the gas commodities market. The interim financial data presented here are unaudited; however, all adjustments (which are of a normal and recurring nature) have been made which are, in the opinion of management, necessary for a fair statement of the financial position of the Company at June 30, 2000, and its results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of the Company's operations and financial position, these statements should be read in conjunction with audited financial statements and notes thereto included in the Company's December 31, 1999 Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000.


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

FINANCIAL INSTRUMENTS. The Company engages in price and location risk management activities for both hedging and trading purposes. Activities for hedging purposes are entered into by the Company to manage its exposure to price and location risks in the marketing of its oil and gas production and, in the case of its marketing activities, third

                               HS RESOURCES, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONT'D)

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

The following table sets forth condensed unaudited pro forma operating results of the Company for the six months ended June 30, 1999. The condensed pro forma operating results assume the acquisition of the gas gathering and transmission assets from KMI had occurred on January 1, 1999. The condensed pro forma results are not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999,

                               HS RESOURCES, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONT'D)

and may not necessarily be indicative of future performance. Amounts in thousands, except per share amounts.

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                                1999
                                             (UNAUDITED)
                                           ----------------
Revenues                                      $108,746
Net income                                    $  2,933
Diluted earnings per share                    $   0.16
Weighted average number of common
     shares outstanding assuming dilution       18,657


NOTE 4.  ISSUANCE OF PERFORMANCE SHARES

In May 2000, the Company's stockholders approved the 2000 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on the attainment by the Company of defined performance goals. These shares have a base vesting schedule over nine years with accelerated vesting to occur no earlier than one-fourth of the shares in each of the first four years. In the second quarter of 2000, the Company issued 100,500 performance shares and recorded deferred compensation of approximately $2.5 million, which is being amortized based on management's evaluation regarding the attainment of the defined performance goals.


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

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONT'D)

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

NOTE 6.  RELATED PARTY TRANSACTIONS

In February 1999, the Company instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable officers of the Company to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of June 30, 2000, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes. The notes mature on March 3, 2001 and bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain officers of the Company issued to the Company full recourse notes in the amount of $2.1 million. The notes and accrued interest were due and payable to the Company on or before June 1, 2000. In the third quarter of 1999, principal and accrued interest in the amount of $823,295 was repaid. All remaining principal and accrued interest on these notes was repaid on or before June 1, 2000.

NOTE 7.   TOTAL RETURN EQUITY SWAPS

In 1999, the Company entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 732,000 shares of HSR's common stock from another investor at a price of $6.0625. The Company had the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. On April 20, 2000 the Company repurchased the shares for approximately $4.5 million and retired them into treasury stock.

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONT'D)

On May 24, 1999 the Company entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock from another investor at a price of $11.9875. The Company has the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

On December 1, 1999, the Company entered into a third agreement whereby a financial institution agreed to acquire on the open market approximately 300,000 shares of the Company's common stock at the current market price over a three month period beginning December 2, 1999. As of March 2000 the financial institution had acquired 308,100 shares at a weighted average price of $14.55 per share. The Company has the right, but not the obligation, to purchase the stock at the weighted average price at any time through September 2, 2001.

If the Company decides not to purchase the shares on or before the termination of the second or third agreement, the Company will receive any increase in the market value of the shares covered by the agreement above the purchase price of the shares, or will pay for any loss; however, the Company may cover losses in most circumstances by issuing common stock to the financial institution if it chooses to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. The Company also pays certain commissions and finance costs. At June 30, 2000 the aggregate fair market value of the Company's common stock in excess of the underlying option price attributable to such shares, excluding the shares subject to the first agreement, which have now been repurchased, was approximately $6.6 million.

                               HS RESOURCES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONT'D)

NOTE 8.  BUSINESS SEGMENT INFORMATION

The Company is an independent energy company engaged in the following activities:

         o acquisition, development, exploitation, exploration and production of oil and gas

         o transportation, marketing and trading of oil and gas and oil and gas financial derivative instruments.

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                 ----------------------------      ----------------------------
(In thousands)                                                      2000             1999             2000             1999
                                                                 -----------      -----------      -----------      -----------
OPERATING REVENUES:
   Oil and gas sales D-J Basin                                   $    51,591      $    34,702      $   102,708      $    71,259
   Oil and gas sales Gulf Coast                                       14,313            4,454           23,290            6,472
   Oil and gas sales Mid-Continent and Northern Rockies                   81               81              132              119
   Gas gathering and transmission facilities                           3,614               --            7,086               --
   Trading and transportation                                         70,252           39,893          124,472           70,012
   Intersegment eliminations                                         (45,071)         (27,914)         (80,646)         (48,734)
                                                                 -----------      -----------      -----------      -----------
                                                                 $    94,780      $    51,216      $   177,042      $    99,128
                                                                 ===========      ===========      ===========      ===========
OPERATING INCOME (LOSS):
   D-J Basin                                                     $    25,807      $    12,877      $    52,312      $    27,390
   Gulf Coast                                                          5,490             (116)           8,063           (2,188)
   Mid-Continent and Northern Rockies                                 (1,309)          (1,218)          (3,314)          (1,681)
   Gas gathering and transmission facilities                             780               --            1,417               --
   Trading and transportation                                          1,192            1,006            3,285            1,969
   Intersegment eliminations                                            (800)            (602)          (1,469)          (1,351)
                                                                 -----------      -----------      -----------      -----------
OPERATING INCOME                                                      31,160           11,947           60,294           24,139
   Other income and expense                                          (12,716)         (11,755)         (25,507)         (23,775)
                                                                 -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                       $    18,444      $       192      $    34,787      $       364
                                                                 ===========      ===========      ===========      ===========
IDENTIFIABLE ASSETS (GROSS) (AT JUNE 30):
   Oil and gas properties D-J Basin                              $   995,819      $   919,485      $   995,819      $   919,485
   Oil and gas properties Gulf Coast                                  45,919           27,855           45,919           27,855
   Oil and gas properties Mid-Continent and Northern Rockies           8,320            5,057            8,320            5,057
   Gas gathering and transmission facilities                          56,439            6,069           56,439            6,069
   Trading and transportation                                          3,862            3,841            3,862            3,841
   Corporate                                                           7,600            8,399            7,600            8,399
                                                                 -----------      -----------      -----------      -----------
                                                                 $ 1,117,959      $   970,706      $ 1,117,959      $   970,706
                                                                 ===========      ===========      ===========      ===========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
   Oil and gas properties D-J Basin                              $    12,938      $    12,028      $    25,820      $    25,287
   Oil and gas properties Gulf Coast                                   1,640              757            3,001            1,254
   Oil and gas properties Mid-Continent and Northern Rockies              23               15               43               15
   Gas gathering and transmission facilities                             266               --              542               --
   Trading and transportation                                            109              111              217              216
   Corporate                                                             190              292              398              630
                                                                 -----------      -----------      -----------      -----------
                                                                 $    15,166      $    13,203      $    30,021      $    27,402
                                                                 ===========      ===========      ===========      ===========
CAPITAL EXPENDITURES AND ACQUISITIONS:
   Oil and gas properties D-J Basin                              $    23,308      $     7,081      $    43,041      $    21,284
   Oil and gas properties Gulf Coast                                   6,240            2,684           15,115            7,805
   Oil and gas properties Mid-Continent and Northern Rockies             820              530            2,249            1,094
   Gas gathering and transmission facilities                           1,561               88            1,812              178
   Trading and transportation                                              9               35               13               54
   Corporate                                                             114               73              176              179
                                                                 -----------      -----------      -----------      -----------
                                                                 $    32,052      $    10,491      $    62,406      $    30,594
                                                                 ===========      ===========      ===========      ===========

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

In December 1999 we furthered our consolidation strategy in the D-J Basin by acquiring certain gas gathering and transmission assets (the "Wattenberg Gathering and Transmission System") from Kinder Morgan, Inc. ("KMI") for an adjusted purchase price of approximately $48 million, plus the assumption of an operating lease which had a net present value of $19 million. As part of this transaction, we also purchased a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant. The transaction is scheduled to close in December 2001. The Wattenberg Gathering and Transmission System consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is recorded in our financial statements as of December 1, 1999 using the purchase method of accounting. This purchase has given us operational control over the gathering of a large percentage of our gas production. By operating the pipeline we are better positioned to anticipate and alleviate any gathering system bottlenecks that might adversely affect our D-J Basin exploitation program and the production of other operators.

We currently operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. For the six months ended June 30, 2000, approximately 86% of our production (on an energy equivalent basis) came from the D-J Basin and 14% from the Gulf Coast. We intend to continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We also intend to continue our strategically important and historically profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"). HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

OIL AND GAS PRICES. Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant reductions in the operating and financial margins of oil and gas producers. Additionally, low oil prices had a depressing effect on the price of liquids recovered from natural gas during this time period. Thus, the low oil price of early 1999 further diminished the overall price received for our gas production. In April 1999, both oil and gas prices began to recover, and have continued to increase in 2000. This resulted in HSR realizing for the three months ended June 30, 2000 an average price per barrel of oil ("Bbl"), excluding hedging effects, of $28.05 compared to $16.11 for the comparable period in 1999. Natural gas prices per thousand cubic feet of gas ("Mcf"), excluding hedging effects, were $3.45 for the three months ended June 30, 2000 compared to $1.94 in the comparable period in 1999.

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

RESULTS OF OPERATIONS. During 2000 we continued our drilling and development activities to exploit our opportunities in the D-J Basin. We also continued our exploitation and exploration activities in the Gulf Coast region. Future results will be significantly affected by our exploration, exploitation and development activities as well as fluctuations in oil and gas prices.

Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999

                                    D-J BASIN
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                         ---------------------     ---------------------
                                           2000         1999         2000         1999
                                         --------     --------     --------     --------
Production:
  Oil (Bbl)                                   570          526        1,164        1,083
  Gas (Mcf)                                14,235       13,291       28,258       26,396
  Mcfe                                     17,655       16,449       35,239       32,895
  Boe                                       2,943        2,742        5,873        5,482

Prices (1):
  Average realized oil price ($/Bbl)     $  23.52     $  13.49     $  21.13     $  13.19
  Average realized gas price ($/Mcf)     $   2.51     $   1.89     $   2.61     $   1.97


Operating Revenues:
  Oil and gas sales                      $ 49,195     $ 32,184     $ 98,306     $ 66,217
  Other gas revenues                        2,396        2,518        4,402        5,042
                                         --------     --------     --------     --------
                                           51,591       34,702      102,708       71,259
                                         --------     --------     --------     --------

Operating Costs and Expenses:
  Production taxes                          4,894        1,872        9,753        3,895
  Lease operating                           7,689        7,282       14,418       13,851
  Depreciation, depletion
    and amortization                       12,938       12,028       25,820       25,287
  Exploratory and abandonment                  91          472          138          564
  Geological and geophysical                  172            2          267          103
  Impairment and loss on sales of
    oil and gas properties                     --          169           --          169
                                         --------     --------     --------     --------
                                           25,784       21,825       50,396       43,869
                                         --------     --------     --------     --------
Operating Income                         $ 25,807     $ 12,877     $ 52,312     $ 27,390
                                         ========     ========     ========     ========


(1)  Includes effects of hedging activities

GENERAL. We have been active in the D-J Basin for almost 20 years. Over the years we sought to consolidate our position there by acquiring properties and conducting active exploitation programs. More recent acquisitions include the June 1996 acquisition of Basin Exploration, Inc.'s D-J Basin properties, the December 1997 acquisition of Amoco Production Company's D-J Basin assets, the 1999 acquisition of the Wattenberg Gathering and Transmission System and the 2000 acquisition of interests in 60 wells and associated mineral rights for approximately $7.1 million. For the six months ended June 30, 2000 and 1999 exploitation programs consisted of approximately 230 and 160 separate activities, respectively.

OIL AND GAS REVENUES. Our D-J Basin oil and gas production and revenues have increased for the quarter and six months ended June 30, 2000 compared to prior year periods, primarily as the result of the success of our ongoing exploitation and development activities and increased product prices. Other gas revenues related to the sale of tax credits decreased for the quarter and six months ended June 30, 2000 compared to the prior year periods mainly due to normal production declines.

PRODUCTION EXPENSES. Total lease operating expense ("LOE") increased for the quarter and six months ended June 30, 2000 compared to the prior year periods. However, LOE per Mcfe was relatively unchanged, because the increase in total LOE was offset by an increase in production. LOE per Mcfe was $0.44 for both quarters ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, LOE per Mcfe was $0.41 and $0.42, respectively. The increase in costs and production was due to a larger number of producing wells. Production taxes increased for the quarter and six months ended June 30, 2000 compared to the prior year periods. This increase was due to higher realized product prices for the quarter and six months ended June 30, 2000 as well as a 1999 second quarter adjustment to the ad valorem tax accrual rate. During the second quarter of 1999 the ad valorem tax rate was reduced to reflect the actualized rate paid in 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased for the quarter and six months ended June 30, 2000 compared to the prior year periods due to an increase in production. The weighted average depletion rate per Mcfe for the D-J Basin was $0.73 and $0.73 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 the weighted average depletion rate per Mcfe for the D-J Basin was $0.73 and $0.76, respectively. We annually adjust our DD&A rate based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

EXPLORATORY AND ABANDONMENT COSTS. Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and salaries and overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs decreased for the quarter and six months ended June 30, 2000 compared to the prior year periods mainly due to a decrease in exploratory dry holes and P&A costs.

GEOLOGICAL AND GEOPHYSICAL COSTS. Geological and geophysical ("G&G") costs include costs for seismic activity as well as overhead costs directly attributable to G&G activity. The increase for the quarter and six months ended June 30, 2000 compared to the prior year periods relates to an engineering study on the feasibility of a gas storage facility.

                                   GULF COAST
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          --------------------     --------------------
                                            2000        1999         2000        1999
                                          --------    --------     --------    --------
Production:
   Oil (Bbl)                                   150          67          267         104
   Gas (Mcf)                                 2,348       1,452        4,344       2,264
   Mcfe                                      3,248       1,854        5,943       2,890
   Boe                                         541         309          990         482

Prices (1):
   Average realized oil price ($/Bbl)     $  29.17    $  16.10     $  28.88    $  14.25
   Average realized gas price ($/Mcf)     $   4.23    $   2.32     $   3.59    $   2.20

Operating Revenues:
   Oil and gas sales                      $ 14,313    $  4,454     $ 23,290    $  6,472

Operating Costs and Expenses:
   Production taxes                            875         252        1,479         365
   Lease operating                             274         127          514         196
   Depreciation, depletion
     and amortization                        1,640         757        3,001       1,255
   Exploratory and abandonment               3,645       2,129        6,149       3,916
   Geological and geophysical                2,381       1,305        3,976       2,928
   Impairment and loss on sale
     of oil and gas properties                   8          --          108          --
                                          --------    --------     --------    --------
                                             8,823       4,570       15,227       8,660
                                          --------    --------     --------    --------
Operating Income (Loss)                   $  5,490    $   (116)    $  8,063    $ (2,188)
                                          ========    ========     ========    ========


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

OIL AND GAS REVENUES. Oil and gas revenues increased significantly for the quarter and six months ended June 30, 2000 compared to the prior year periods due to an increase both in production and in product prices. As of June 30, 2000 the Company had interests in 44 gross (11.68 net) wells compared to 32 gross (6.8 net) wells as of June 30, 1999. Of the total wells drilled to date, 8 gross (3.5 net) are currently awaiting pipeline hookup.

PRODUCTION EXPENSES. Aggregate LOE increased for the quarter and six months ended June 30, 2000 compared to the prior year periods because of the greater number of producing wells and an increase in workover costs. LOE per Mcfe was $0.07 compared to $0.08 for the quarter ended June 30, 1999 and 2000. For the six months ended June 30, 1999 and 2000, LOE per Mcfe was $0.07 compared to $0.09, respectively. Production taxes increased for the quarter and six months ended June 30, 2000 compared to the prior year periods as a result of increased production and higher realized product prices.

DEPRECIATION, DEPLETION AND AMORTIZATION. Total DD&A increased for the quarter and six months ended June 30, 2000 compared to the prior year periods as a result of an increase in production and an increase in the DD&A rate. The weighted average DD&A rate per Mcfe in the Gulf Coast increased from $0.41 to $0.51 for the three months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 1999 and 2000, DD&A per Mcfe increased from $0.43 to $0.51, respectively.

EXPLORATORY AND ABANDONMENT COSTS. During the quarter and six months ended June 30, 2000 we expensed $1.3 million and $3.0 million for expired acreage, $1.2 million and $1.4 million for exploratory dry holes, $0.5 million and $0.8 million for delay rentals and $0.6 million and $0.9 million for overhead costs. In the quarter and six months ended June 30, 1999, we expensed $1.1 million and $1.8 million for expired acreage, $0.2 million and $0.6 million in delay rentals, $0.6 million and $1.0 million for exploratory dry holes and $0.2 million and $0.5 million for overhead costs directly related to exploratory activities.

GEOLOGICAL AND GEOPHYSICAL COSTS. Of total G&G costs, we incurred $1.8 million and $1.0 million for the quarter ended June 30, 2000 and 1999, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $0.6 million and $0.3 million relates to overhead costs directly attributable to G&G activity. For the six months ended June 30, 2000 and 1999 we incurred $3.0 million and $2.4 million, respectively for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $1.0 million and $0.5 million relates to overhead costs directly attributable to G&G activity.

IMPAIRMENT AND LOSS ON SALES OF OIL AND GAS PROPERTIES. For the six months ended June 30, 2000, we recorded a loss of $108,000 on the sale of one well.


                       MID-CONTINENT AND NORTHERN ROCKIES
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                           --------------------      --------------------
                                            2000         1999         2000         1999
                                           -------      -------      -------      -------
Production:
    Oil (Bbl)                                    1            1            1            1
    Gas (Mcf)                                   24           38           45           88
    Mcfe                                        27           40           48           90
    Boe                                          4            7            8           15

Prices:
    Average realized oil price ($/Bbl)     $ 24.87      $  9.03      $ 25.18      $ 18.86
    Average realized gas price ($/Mcf)     $  2.93      $  2.05      $  2.66      $  1.28

Operating Revenues:
    Oil and gas sales                      $    81      $    81      $   132      $   119

Operating Costs and Expenses:
    Production taxes                             6           13           11           25
    Lease operating                             76           61          130          114
    Depreciation, depletion
      and amortization                          23           15           43           15
    Exploratory and abandonment                123          121          240          259
    Geological and geophysical               1,108          158        2,968          456
    Impairment and loss on sales of
         oil and gas properties                 54          931           54          931
                                           -------      -------      -------      -------
                                             1,390        1,299        3,446        1,800
                                           -------      -------      -------      -------
Operating Loss                             $(1,309)     $(1,218)     $(3,314)     $(1,681)
                                           =======      =======      =======      =======


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

EXPLORATORY AND ABANDONMENT COSTS. The majority of exploratory and abandonment costs for the quarter and six months ended June 30, 2000 and 1999 represent costs incurred for delay rentals, expired acreage and overhead costs for projects in the Northern Rockies.

GEOLOGICAL AND GEOPHYSICAL COSTS. The increase in G&G costs for the quarter and six months ended June 30, 2000 compared to the prior year periods is the result of an increase in seismic activity in the Mid-Continent project area mainly due to the acquisition and processing of 3-D seismic data in the Pineridge and West Rainey project areas in Oklahoma.


                           TRADING AND TRANSPORTATION
                                 (IN THOUSANDS)

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Operating Revenues:
    Trading and transportation (1)            $ 70,252    $ 39,893    $124,472    $ 70,012

Operating Costs and Expenses:
    Cost of trading and transportation (1)      68,951      38,776     120,970      67,827
    Depreciation and amortization                  109         111         217         216
                                              --------    --------    --------    --------
                                                69,060      38,887     121,187      68,043
                                              --------    --------    --------    --------
Operating Income                              $  1,192    $  1,006    $  3,285    $  1,969
                                              ========    ========    ========    ========

(1) Intercompany revenues and expenses attributable to our volumes which are marketed by HSES have been eliminated in our financial statements.


Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating margins increased for the quarter and six months ended June 30, 2000 compared to 1999 primarily as a result of an increase in the volume of natural gas marketed. For the quarter and six months ended June 30, 2000, gains of $0.2 million and $1.6 million, respectively were recognized in connection with financial trading activities compared to gains of $0.6 million and $1.2 million for the quarter and six months ended June 30, 1999, respectively.


                         GAS GATHERING AND TRANSMISSION
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 ------------------    -----------------
                                                  2000        1999      2000       1999
                                                 ------      ------    ------     ------
Operating Revenues
     Gathering and transmission
        system revenues                          $3,256      $   --    $6,364     $   --
     Income from interest in gathering plant        358          --       722         --
                                                 ------      ------    ------     ------
                                                  3,614          --     7,086         --
Operating Costs and Expenses
     Gathering and transmission system
        operating expenses                        1,364          --     2,579         --
     Depreciation and amortization                  266          --       542         --
     Interest expense                             1,204          --     2,548         --
                                                 ------      ------    ------     ------
                                                  2,834          --     5,669         --
                                                 ------      ------    ------     ------
Operating Income                                 $  780      $   --    $1,417     $   --
                                                 ======      ======    ======     ======


GATHERING AND TRANSMISSION SYSTEM REVENUES AND EXPENSES. Effective December 1, 1999 we took over operations of the Wattenberg Gathering and Transmission System ("WGS") from KMI. The revenues and expenses associated with third party gas for the quarter and six months ended June 30, 2000 are recorded as gathering and transmission system revenues and expenses.

                           OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)


                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                                  ----------------------        ----------------------
                                   2000           1999           2000           1999
                                  -------        -------        -------        -------
Interest income and other         $   992        $   113        $ 1,253        $   270
General and administrative        $ 2,030        $ 1,066        $ 4,056        $ 2,475
Interest                          $11,488        $10,510        $22,306        $20,940
Depreciation                      $   190        $   292        $   398        $   630


INTEREST INCOME AND OTHER INCOME. Interest and other income increased for the quarter and six months ended June 30, 2000 compared to the prior year periods due to interest earned on severance tax refunds.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.10 and $0.06 in the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000 and 1999, G&A per Mcfe was $0.10 compared to $0.07. On both an absolute and an Mcfe basis, G&A increased due to an increase in payroll-related general and administrative expenses.

INTEREST EXPENSE. Interest expense increased for the quarter and six months ended June 30, 2000 compared to the prior year periods mainly due to an increase in the interest rate on our bank debt and interest attributable to the financing of WGS. For the quarter and six months ended June 30, 2000 we capitalized interest related to undeveloped acreage of $1.6 million and $3.3 million, respectively compared to $1.8 million and $3.6 million, for the quarter and six months ended June 30, 1999, respectively.

                                  INCOME TAXES
                                 (IN THOUSANDS)


                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                     ---------------------       ---------------------
                                       2000          1999          2000          1999
                                     -------       -------       -------       -------
Current provision (benefit)          $    --       $    --       $    --       $    --
Deferred provision (benefit)           7,027            73        13,254           139
                                     -------       -------       -------       -------
Provision (benefit) for taxes        $ 7,027       $    73       $13,254       $   139
                                     =======       =======       =======       =======

Effective tax rate                      38.1%         38.1%         38.1%         38.1%
                                     =======       =======       =======       =======


PROVISION FOR INCOME TAXES. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.1% for the quarter and six months ended June 30, 2000 and 1999. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, substantially all of our tax provision is deferred.



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

The borrowing base under our revolving senior bank credit facility led by The Chase Manhattan Bank is currently $325.0 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the review of our reserves by the lending bank group and their view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of June 30, 2000, $244.0 million was outstanding under the Chase facility compared to $227.0 million at December 31, 1999.

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

CAPITAL COMMITMENTS. We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the six months ended June 30, 2000, we incurred total costs for exploration, development, leasehold, exploratory and abandonment and geological and geophysical activities of $58.3 million, exclusive of acquisitions, capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the year 2000 will be approximately $100 to $110 million, depending on product prices for the full year. These costs will be allocated in varying amounts primarily to activities in our core geographic areas. A major component of our capital program relates to our development activities in the D-J Basin. We incurred approximately $33.8 million for the six months ended June 30, 2000 for costs to drill, deepen, recomplete and refrac our D-J Basin properties, and we anticipate allocating approximately $55 to $60 million to the D-J Basin during 2000.

Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the six months ended June 30, 2000, we incurred total expenditures of $19.8 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating approximately $25 to $40 million to the Gulf Coast projects during 2000 for exploration and development activities including land and seismic.

In our Mid-Continent project area we are acquiring and processing 3-D seismic data and are preparing to initiate drilling activity on several prospects. One well was spud in the Mid-Continent project area during the quarter. Activity in this area will focus on high volume, long-life gas prospects. We anticipate allocating $5 to $6 million to the Mid-Continent project area during 2000.

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

WORKING CAPITAL AND CASH FLOW. The Company aggressively manages its working capital position including periodic borrowings and repayments under its revolving credit facility. Of the total working capital deficit of $27.6 million at June 30, 2000, $21.4 million represents the current portion of the payable to KMI for the purchase of the Wattenberg Gathering and Transmission System. The Company intends to use cash provided by monthly gathering and transportation revenues from existing contractual agreements, including amounts paid by HSR, to fund the monthly obligations to KMI. The Company believes that the payments made under the gathering agreements will exceed the payments to KMI assuming no unforeseen extended operational interruptions of the system.

Net cash provided by operating activities for the six months ended June 30, 2000 was $68.6 million, up from $16.9 million for the same period in 1999 primarily as a result of an increase in product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.


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

HEDGING ACTIVITIES. We enter into transactions for hedging purposes to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for our production reduced our oil and gas sales by $13.8 million and $18.5 million for the quarter and six months ended June 30, 2000, respectively. For the quarter and six months ended June 30, 1999, hedging contracts reduced our oil and gas sales by $1.5 million and increased our oil and gas sales by $4.4 million, respectively. Hedging contracts for third party gas decreased trading and transportation revenues by approximately $351,000 and by $275,000 for the quarter and six months ended June 30, 2000, respectively. For the quarter and six months ended June 30, 1999 hedging contracts for third party gas decreased trading and transportation revenues by approximately $219,000 and by $282,000, respectively.

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

As of June 30, 2000, we held hedge swap positions as follows:

GAS HEDGES

                                   AVERAGE DAILY                                    FAIR VALUE AT
                                     QUANTITY      SETTLEMENT        PRICE          JUNE 30, 2000
TIME PERIOD                           (MMBtu)       LOCATION      (PER MMBtu)        GAIN (LOSS)
-----------                        -------------   ----------     -----------       -------------
July 2000 -- October 2000              15,000          NW             2.193         $ (3,124,890)
July 2000 -- October 2000               5,000          NW             2.173         $ (1,046,193)
July 2000 -- October 2000              30,000          NW             2.200         $ (6,175,684)
July 2000 -- October 2000              15,000          NW             2.288         $ (2,949,615)
July 2000 -- October 2000              25,000          NW             2.150         $ (5,338,838)
July 2000 -- October 2000              10,000          NW             2.148         $ (2,123,110)
July 2000 -- October 2000              10,000          NW             2.065         $ (2,224,585)
July 2000 -- October 2000              30,000          NW             2.053         $ (6,766,380)
November 2000 -- March 2001            10,000          NW             2.395         $ (2,484,620)
November 2000 -- March 2001            10,000          NW             2.400         $ (2,477,070)
November 2000 -- March 2001            65,000          NW             2.478         $(15,340,293)
November 2000 -- March 2001            15,000          NW             2.483         $ (3,528,667)
April 2001 -- October 2001             10,000          NW             2.040         $ (2,187,800)
April 2001 -- October 2001             20,000          NW             2.060         $ (4,290,000)
April 2001 -- October 2001             50,000          NW             2.300         $ (8,157,000)
April 2001 -- October 2001              5,000          NW             2.350         $   (708,700)
April 2001 -- October 2001             20,000          NW             2.200         $ (3,690,800)
November 2001 -- December 2001         20,000          NW             2.100         $ (1,398,380)
January 2002 -- March 2002             15,000          NW             1.850         $ (1,314,150)
January 2002 -- March 2002              5,000          NW             2.200         $   (463,465)
April 2002 -- October 2002             40,000          NW             2.310         $ (2,812,240)
April 2002 -- October 2002             25,000          NW             2.300         $ (1,811,150)
April 2002 -- October 2002              5,000          NW             2.360         $   (298,030)
April 2002 -- October 2002             10,000          NW             2.380         $   (553,260)
April 2002 -- October 2002             10,000          NW             2.390         $   (531,860)
April 2002 -- October 2002             20,000          NW             2.400         $ (1,020,920)


GAS BASIS HEDGES (1)


                                   AVERAGE DAILY                       BASIS         FAIR VALUE AT
                                     QUANTITY      SETTLEMENT       DIFFERENTIAL     JUNE 30, 2000
TIME PERIOD                           (MMBtu)       LOCATION        (PER MMBtu)        GAIN (LOSS)
-----------                        -------------   ----------       ------------     -------------
April 2002 -- October 2002              5,000          NW             (0.310)          $  2,675
November 2002 -- December 2002         15,000          NW             (0.300)          $(27,450)


(1) Basis is the differential between the NYMEX contract price and the regional index. The Company has locked in basis differential but has not locked in the fixed portion of the risk.

WRITTEN GAS CALLS

                                  AVERAGE DAILY                                         FAIR VALUE AT
                                    QUANTITY          SETTLEMENT          PRICE         JUNE 30, 2000
TIME PERIOD                          (MMBtu)           LOCATION        (PER MMBtu)       GAIN (LOSS)
-----------                       -------------       ----------       -----------      -------------
July 2000 -- December 2000             20,000             NYMEX            3.100         $(5,262,400)
January 2001 -- December 2001          20,000             NYMEX            3.000         $(6,716,000)

As of June 30, 2000, we had hedged our expected oil production as follows:

WRITTEN CRUDE HEDGES

                                  AVERAGE MONTHLY                                       FAIR VALUE AT
                                     QUANTITY         SETTLEMENT         PRICE          JUNE 30, 2000
TIME PERIOD                            (BBL)           LOCATION        (PER BBL)         GAIN (LOSS)
-----------                       --------------      ----------       ---------        -------------
July 2000 -- December 2000              61,333            WTI             21.400         $(3,267,840)
January 2001 -- December 2001           60,833            WTI             20.400         $(4,401,900)


Additionally, with respect to the hedging of third party gas, we have hedged
17.9 Bcf from July 2000 through December 2003 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at June 30, 2000 was a loss of $7,357.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of June 30, 2000, we had written crude oil and natural gas calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

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

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. For the six months ended June 30, 2000 and 1999, net gains of $1.6 million and $1.2 million, respectively, were recognized in connection with financial trading activities and are included in "trading and transportation revenues."

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

INTEREST RATE SWAPS. In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our pre-1999 interest rate hedging agreements. The mark-to-market value of our interest rate swaps as of June 30, 2000 was $7.2 million. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $1.1 million impact on pre-tax income, based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

TOTAL RETURN EQUITY SWAPS. In 1999 we entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 732,000 shares of HSR's common stock from another investor at a price of $6.0625. We had the right, but not the obligation, to purchase the stock at a price of $6.0625 per share at any time through July 1, 2000. Effective April 20, 2000 we repurchased the 732,000 shares of our common stock. Those shares were retired into the treasury, and, as a result, the $4.5 million transaction reduced our outstanding common stock by approximately 4%.

On May 24, 1999 we entered into a second agreement whereby the financial institution acquired 100,000 shares of HSR's common stock from another investor at a price of $11.9875. We have the right, but not the obligation, to purchase the stock at a price of $11.9875 per share at any time through January 5, 2001.

On December 1, 1999 we entered into a third agreement whereby a financial institution agreed to acquire on the open market approximately 300,000 shares of our stock at the current market price over a three month period beginning December 2, 1999. As of March 2000 the financial institution had acquired 308,100 shares at a weighted average price of $14.55 per share. We have the right, but not the obligation to purchase the stock at the weighted average price at any time through September 2, 2001.

If we decide not to purchase the shares on or before the termination of the second or third agreement, we will receive any increase in the market value of the shares covered by the agreement above the purchase price of the shares, or will pay for any loss; however, we may cover losses in most circumstances by issuing common stock to the financial institution if we choose to do so. All such amounts will be reflected in stockholders' equity at the time of settlement. We also pay certain commissions and finance costs. At June 30, 2000 the aggregate fair market value of HSR's common stock in excess of the underlying option price attributable to such shares, excluding those under the first agreement, which have now been repurchased, was approximately $6.6 million.


CONTINGENCIES. We have resolved the alleged Clean Water Act Section 404 (wetlands) violations in Louisiana. The consent decree resolving the matter has been lodged with the federal court in Louisiana and should become effective by the end of September 2000. The settlement will not have a material adverse effect on us. In 1999 we accrued an amount in our financial statements that is sufficient to cover the estimated settlement. See "Legal Proceedings and Environmental Issues."

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

         o        increases in oil and gas production;

         o        production economics;

         o        expected capital expenditures;

         o utilization of third party capital for Northern Rockies activities;

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

         o the potential outcome of environmental matters, litigation or other proceedings; and

         o ability to anticipate and alleviate gathering system bottlenecks.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings and Environmental Issues

ENVIRONMENTAL PROCEEDINGS. In May 1995, we were named by the Environmental Protection Agency ("EPA") pursuant to a Resource Conservation and Recovery Act administrative order as one of two respondents in addition to the owner/operator of an oilfield production water evaporation facility. The order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operator respondents have worked together with the EPA to develop characterization studies of the site, and have caused the facility to be permanently closed. HSR and other non-operator respondents have completed substantially all work at the site. We have incurred approximately $1.3 million as of June 30, 2000 for our portion of the costs. This amount has been recorded in our financial statements as of June 30, 2000 and we believe that no substantial liability remains.

Additionally, in March of 1999 we became subject to an enforcement action now being handled by the EPA and the Department of Justice for alleged violations of
Section 404 of the Clean Water Act concerning wetlands. The consent decree resolving the matter has been lodged with the federal court in Louisiana and should become effective by the end of September 2000. The settlement will not have a material adverse effect on us. In 1999 we accrued an amount in our financial statements that is sufficient to cover the estimated settlement.

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

Item 2. Changes in Securities  None.

Item 3. Defaults Upon Senior Securities  None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of the stockholders on May 16, 2000. In addition to the election of directors, the following matter was submitted to a vote of the stockholders:

         To approve the HS Resources, Inc. 2000 Performance and Equity Incentive Plan. 11,442,761 votes were for, 1,425,888 votes were against and 30,499 votes abstained. Broker non-votes were not included in the vote. The matter, was, therefore, approved by the Company's stockholders at the meeting.

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

10.42* Tenth Amendment to Amended and Restated Credit Agreement dated as of May 16, 2000 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders.

27*      Financial Data Schedule


*  Filed herewith

      b. Reports on Form 8-K.

      Form 8-K dated May 25, 2000 filing the April 27, 2000 press release in connection with the Company's first quarter earnings release. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HS RESOURCES, INC.



Dated: August 11, 2000           By:  /s/ JAMES E. DUFFY
                                      ------------------------------------------
                                      James E. Duffy
                                      Vice President and Chief Financial Officer

                                 By:  /s/ ANNETTE MONTOYA
                                      ------------------------------------------
                                      Annette Montoya
                                      Vice President and Principal Accounting
                                      Officer

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
10.42          Tenth Amendment to Amended and Restated Credit Agreement dated as of May 16, 2000 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders.

27             Financial Data Schedule