Form 10-Q
period 2000-09-30
HS RESOURCES INC
filed 2000-11-13
CIK 869295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------
Commission file number 0-18886
                       ---------------------------------------------------------

                               HS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             94-3036864
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Maritime Plaza, Fifteenth Floor
San Francisco, California                                        94111
----------------------------------------                  ------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on October 31, 2000: 17,979,640 after deducting 1,819,435 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX


                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (Unaudited) and
         December 31, 1999........................................................................................3

         Unaudited Consolidated Statements of Operations - For the Three Months
         and Nine Months Ended September 30, 2000 and 1999........................................................5

         Consolidated Statements of Stockholders' Equity - For
         the Years Ended December 31, 1999 and 1998 and the Nine Months Ended
         September 30, 2000 (Unaudited)...........................................................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Nine Months Ended September 30, 2000 and 1999....................................................7

         Notes to Unaudited Consolidated Financial Statements.....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings & Environmental Issues................................................................32

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

Item 3.  Defaults Upon Senior Securities.........................................................................33

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................33

Item 5.  Other Information.......................................................................................33

Item 6.  Exhibits and Reports on Form 8-K........................................................................34

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                     ASSETS


                                                                            September 30,
                                                                                 2000          December 31,
                                                                              (Unaudited)          1999
                                                                            --------------    --------------
                                                                                     (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                                              $        1,349    $          518
     Margin deposits                                                                 1,856               935
     Accounts receivable
         Oil and gas sales                                                          47,242            31,602
         Trading and transportation                                                 29,027            18,518
         Trade                                                                      11,375             3,089
         Ad valorem and severance taxes                                             10,251            11,845
         Other                                                                       5,374             4,366
     Lease and well equipment inventory, at cost                                     1,018             1,249
     Prepaid expenses and other                                                      8,636             3,966
     Notes receivable from officers for exercise of stock options
         and issuance of common stock (Note 6)                                         861             1,574
                                                                            --------------    --------------
         Total current assets                                                      116,989            77,662
                                                                            --------------    --------------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
     Undeveloped acreage                                                            95,876            99,358
     Costs subject to depreciation, depletion and amortization                     969,972           892,976
     Less accumulated depreciation, depletion and amortization                    (269,954)         (227,691)
                                                                            --------------    --------------
         Net oil and gas properties                                                795,894           764,643
                                                                            --------------    --------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
     at cost, net of accumulated depreciation of $4,127 and
     $2,016 at September 30, 2000 and December 31, 1999, respectively               59,211            52,611
                                                                            --------------    --------------
OTHER ASSETS
     Deferred charges and other, net                                                 8,198             9,673
     Mark-to-market receivable relating to trading activity                          3,375               397
     Office and transportation equipment and other property,
         net of accumulated depreciation of $6,230 and
         $6,552 at September 30, 2000 and December 31, 1999, respectively            2,912             3,040
     Notes receivable from officers for exercise of stock options
         and issuance of common stock  (Note 6)                                         --               812
     Goodwill, net of accumulated amortization of $1,530 and
         $1,260 at September 30, 2000 and December 31, 1999, respectively            2,070             2,340
                                                                            --------------    --------------
         Total other assets                                                         16,555            16,262
                                                                            --------------    --------------
TOTAL ASSETS                                                                $      988,649    $      911,178
                                                                            ==============    ==============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            September 30,
                                                                                2000           December 31,
                                                                             (Unaudited)           1999
                                                                            --------------    --------------
                                                                                     (In thousands)
CURRENT LIABILITIES
    Accounts payable
        Trade                                                               $       22,971    $       26,653
        Revenue                                                                     56,906            36,897
        Gas purchases                                                               18,578             9,290
    Accrued expenses
        Ad valorem and production taxes                                             12,189            10,624
        Interest                                                                    12,206             5,233
        Other                                                                        6,476             5,389
    Income taxes payable                                                             1,088               958
    Payable to KMI                                                                  22,317            19,551
                                                                            --------------    --------------
        Total current liabilities                                                  152,731           114,595
                                                                            --------------    --------------
ACCRUED AD VALOREM TAXES AND OTHER                                                  20,867            15,804
                                                                            --------------    --------------
PAYABLE TO KMI, NET OF CURRENT PORTION                                              10,457            27,556
                                                                            --------------    --------------
LONG-TERM BANK DEBT                                                                222,000           227,000
                                                                            --------------    --------------
9 7/8% SENIOR SUBORDINATED NOTES,
    due 2003, net of unamortized discount of $185 and
    $229 at September 30, 2000 and December 31, 1999, respectively                  74,815            74,771
                                                                            --------------    --------------
9 1/4% SERIES A SENIOR SUBORDINATED NOTES,
    due 2006, net of unamortized discount of $476 and
    $534 at September 30, 2000 and December 31, 1999, respectively                 149,524           149,466
                                                                            --------------    --------------
9 1/4% SERIES B SENIOR SUBORDINATED NOTES,
    due 2006, net of unamortized discount of $3,254 and $3,653
    at September 30, 2000 and December 31, 1999, respectively                       81,746            81,347
                                                                            --------------    --------------
DEFERRED INCOME TAXES                                                               75,033            53,246
                                                                            --------------    --------------
COMMITMENTS AND CONTINGENCIES
                                                                            --------------    --------------
STOCKHOLDERS' EQUITY
    Preferred stock                                                                     --                --
    Common stock, $.001 par value, 50,000 shares authorized;
        19,792 and 19,528 shares issued and outstanding
        at September 30, 2000 and December 31, 1999, respectively                       20                20
    Additional paid-in capital                                                     197,655           191,406
    Retained earnings (deficit)                                                     21,027           (14,302)
    Deferred compensation                                                           (3,780)           (1,981)
    Treasury stock, at cost, 1,411 and 731 shares at September 30, 2000
        and December 31, 1999, respectively                                        (13,446)           (7,750)
                                                                            --------------    --------------
        Total stockholders' equity                                                 201,476           167,393
                                                                            --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      988,649    $      911,178
                                                                            ==============    ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                  -----------------------    -----------------------
                                                     2000         1999          2000         1999
                                                  ----------   ----------    ----------   ----------
                                                       (In thousands, except per share amounts)
REVENUES
     Oil and gas sales                            $   66,163   $   43,473    $  187,891   $  116,280
     Trading and transportation                       32,857       11,596        76,683       32,874
     Gathering and transmission system revenues        3,199           --         9,563           --
     Other gas revenues                                2,295        2,281         6,697        7,323
     Income from interest in gathering plant             549           --         1,272           --
     Interest income and other                         1,085          141         2,337          411
                                                  ----------   ----------    ----------   ----------
         Total revenues                              106,148       57,491       284,443      156,888
                                                  ----------   ----------    ----------   ----------
EXPENSES
     Production taxes                                  6,108        3,372        17,350        7,657
     Lease operating                                   7,438        6,776        22,502       20,936
     Cost of trading and transportation               31,059       10,997        72,851       31,442
     Gathering and transmission system
         operating expenses                            1,346           --         3,925           --
     Depreciation, depletion and amortization         14,497       13,070        44,518       40,472
     Exploratory and abandonment                       4,423        4,359        10,951        9,098
     Geological and geophysical                        2,756        1,293         9,967        4,780
     Impairment and loss (gain) on sales of oil
         and gas properties                            2,220       (2,328)        2,382       (1,228)
     General and administrative                        1,265        1,467         5,321        3,942
     Interest                                         12,378       10,717        37,231       31,657
                                                  ----------   ----------    ----------   ----------
         Total expenses                               83,490       49,723       226,998      148,756
                                                  ----------   ----------    ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES              22,658        7,768        57,445        8,132
PROVISION FOR INCOME TAXES                             8,862        2,959        22,116        3,098
                                                  ----------   ----------    ----------   ----------
NET INCOME                                        $   13,796   $    4,809    $   35,329   $    5,034
                                                  ==========   ==========    ==========   ==========
BASIC EARNINGS PER SHARE                          $     0.75   $     0.26    $     1.91   $     0.27
                                                  ==========   ==========    ==========   ==========
DILUTED EARNINGS PER SHARE                        $     0.72   $     0.25    $     1.84   $     0.27
                                                  ==========   ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                               18,333       18,798        18,539       18,664
                                                  ==========   ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING ASSUMING DILUTION             19,130       19,131        19,159       18,815
                                                  ==========   ==========    ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                 Common Stock   Additional    Retained                    Treasury Stock
                                               ---------------   Paid-In      Earnings     Deferred     -------------------
                                               Shares   Amount   Capital     (Deficit)   Compensation   Shares      Amount
                                               ------   ------  ----------   ---------   ------------   -------   ---------
                                                                              (In thousands)
BALANCE, DECEMBER 31, 1997                     18,655   $   19  $  183,191   $  (7,372)  $       (144)     (160)  $  (2,217)
    Purchase of treasury stock                     --       --          --          --             --      (722)     (6,524)
    Transfer of treasury stock to 40l(k) Plan      --       --           7          --             --        39         542
    Issuance of treasury stock
        for exercise of options
        including income tax benefit               --       --        (115)         --             --        42         583
    Issuance of restricted stock                   32       --         428          --           (428)       --          --
    Amortization of deferred compensation          --       --          --          --            307        --          --
    Issuance of performance shares                106       --       1,534          --         (1,534)       --          --
    Exercise of stock options, including
        income tax benefit                        337       --       3,201          --             --        --          --
    Restricted stock forfeited                     (3)      --         (50)         --             50        --          --
    Net loss                                       --       --          --     (18,616)            --        --          --
                                               ------   ------  ----------   ---------   ------------   -------   ---------
BALANCE, DECEMBER 31, 1998                     19,127       19     188,196     (25,988)        (1,749)     (801)     (7,616)
    Purchase of treasury stock                     --       --          --          --             --      (128)     (2,055)
    Transfer of treasury stock to 40l(k) Plan      --       --          50          --             --        75         712
    Issuance of treasury stock
        for exercise of options
        including income tax benefit               --       --         492          --             --       123       1,209
    Issuance of restricted stock                   34       --         301          --           (301)       --          --
    Amortization of deferred compensation          --       --          --          --          1,067        --          --
    Issuance of performance shares                132        1         997          --           (998)       --          --
    Issuance of common stock                      235       --       1,370          --             --        --          --
    Net income                                     --       --          --      11,686             --        --          --
                                               ------   ------  ----------   ---------   ------------   -------   ---------
BALANCE, DECEMBER 31, 1999                     19,528       20     191,406     (14,302)        (1,981)     (731)     (7,750)
    Purchase of treasury stock                     --       --          --          --             --      (161)     (3,219)
    Exercise of warrants                            6       --          40          --             --        --          --
    Transfer of treasury stock to 40l(k) Plan      --       --         385          --             --        62         672
    Issuance of treasury stock
        for exercise of options
        including income tax benefit               --       --         745          --             --       151       1,679
    Restricted stock and performance shares
        forfeited                                  (9)      --         (58)         --             58        --          --
    Amortization of deferred compensation          --       --          --          --          1,120        --          --
    Exercise of equity swap                        --       --          --          --             --      (732)     (4,828)
    Issuance of restricted stock
        and performance shares                    125       --       2,977          --         (2,977)       --          --
    Exercise of stock options                     142       --       2,160          --             --        --          --
    Net income                                     --       --          --      35,329             --        --          --
                                               ------   ------  ----------   ---------   ------------   -------   ---------
BALANCE, SEPTEMBER 30, 2000 (UNAUDITED)        19,792   $   20  $  197,655   $  21,027   $     (3,780)   (1,411)  $ (13,446)
                                               ======   ======  ==========   =========   ============   =======   =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                              September 30,
                                                                         -----------------------
                                                                            2000         1999
                                                                         ----------   ----------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $   35,329   $    5,034
     Adjustments to reconcile net income to net cash
             provided by operating activities
          Depreciation, depletion and amortization                           44,518       40,472
          Depreciation expense offset against revenue                         1,072           --
          Impairment and loss (gain) on sales of oil and gas properties       2,382       (1,228)
          Surrendered and expired acreage                                     4,269        2,960
          Amortization of deferred charges, debt issue costs
             and deferred compensation                                        3,183        3,308
          Transfer of treasury stock to 401(k) Plan                           1,057          763
          Deferred income tax provision                                      21,788        3,038
          Increase in accounts receivable                                   (33,849)     (19,172)
          Increase in accounts payable and accrued expenses                  49,125       17,458
          Decrease in deferred revenue, net                                      --       (7,436)
          Other                                                              (8,524)      (2,914)
                                                                         ----------   ----------
     Net cash provided by operating activities                              120,350       42,283
                                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Exploration, development and leasehold costs                           (72,296)     (48,856)
     Purchase of proved and unproved properties                              (7,496)          --
     Gas gathering and transmission facilities additions                     (8,711)        (460)
     Other property additions                                                  (614)      (1,148)
     Net (purchase) proceeds from the sale of oil and gas properties           (578)       3,384
     Decrease in property related payables                                   (8,693)      (6,227)
                                                                         ----------   ----------
     Net cash used in investing activities                                  (98,388)     (53,307)
                                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank debt                                                131,000       52,000
     Repayments of bank debt                                               (136,000)     (48,000)
     Repayment of KMI debt                                                  (14,333)          --
     Issuance of common stock                                                    --          611
     Exercise of options and warrants                                         4,625          641
     Purchase of treasury stock and exercise of equity swap                  (8,047)        (767)
     Payment of officer note and interest                                     1,624          823
                                                                         ----------   ----------
     Net cash (used in) provided by financing activities                    (21,131)       5,308
                                                                         ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            831       (5,716)
     Cash and cash equivalents, beginning of year                               518        9,659
                                                                         ----------   ----------
     Cash and cash equivalents, end of year                              $    1,349   $    3,943
                                                                         ----------   ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Interest paid, net of capitalized interest                          $   28,157   $   23,216
     Cash paid for income taxes, net of reimbursements                   $      251   $      729
                                                                         ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. GENERAL

HS Resources, Inc., a Delaware corporation, was organized in January 1987. We directly or through subsidiaries, acquire, develop, explore for, exploit and produce oil and gas. Our primary properties are located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast, and to a lesser extent, the Northern Rocky Mountains and the Mid-Continent. Through our wholly-owned subsidiary, HS Gathering, L.L.C., we gather and transport our own and third party gas. Through our subsidiary, HS Energy Services, Inc. ("HSES"), we market our own gas production, market gas owned by third parties and actively trade both physical and financial positions in the gas commodities market. The interim financial data presented here are unaudited; however, all adjustments, which are of a normal and recurring nature, have been made that are, in the opinion of management, necessary for a fair statement of our financial position at September 30, 2000, and our results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of our operations and financial position, these statements should be read in conjunction with audited financial statements and notes thereto included in our December 31, 1999 Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUCCESSFUL EFFORTS. We utilize the successful efforts method of accounting for our oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas, and impairments in value are charged to expense. Exploratory costs, geological and geophysical expenses and delay rentals are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of developmental dry holes and proved leaseholds are amortized on the unit-of-production method based on proved reserves and calculated on a field-by-field basis. The depreciation of capitalized drilling costs is also based on the unit-of-production method using proved developed reserves on a field-by-field basis.

FINANCIAL INSTRUMENTS. We engage in price and location risk management activities for both hedging and trading purposes. We engage in hedging activities to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. Gains and losses on hedging positions are deferred and recognized in the period the underlying physical transactions occur in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Activities for trading purposes are accounted for

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

using the mark-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. In the event energy related financial instruments are terminated prior to the period of physical delivery of the items being hedged, the gains or losses on the energy related financial instruments at the time of the termination remain deferred until the period of physical delivery unless both the energy related financial instruments and the items being hedged result in a loss. If this occurs, the loss is recorded immediately. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. In accordance with EITF Issue 98-10 we record energy trading contracts at fair value on the balance sheet, with the changes in fair value included in earnings.

NOTE 3. PRO FORMA STATEMENTS

On November 26, 1999, we acquired certain gas gathering and transmission assets, the Wattenberg Gathering and Transmission System ("WGS"), from Kinder Morgan, Inc. and affiliated entities ("KMI") for an adjusted purchase price of approximately $48 million plus the future assumption of an operating lease which had a present value of $19 million.

WGS consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. The acquisition is being accounted for using the purchase method of accounting. Along with the system, we acquired a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant.

The following table sets forth our condensed unaudited pro forma operating results for the nine months ended September 30, 1999. The condensed pro forma operating results assume the acquisition of WGS from KMI had occurred on January 1, 1999. The condensed pro forma results are not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999, and may not necessarily be indicative of future performance. Amounts in thousands, except per share amounts.

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                             Nine Months Ended
                                               September 30,
                                                   1999
                                                (Unaudited)
                                             -----------------
Revenues                                     $         171,393
Net income                                   $           9,519
Diluted earnings per share                   $            0.51
Weighted average number of common
     shares outstanding assuming dilution               18,815

NOTE 4. ISSUANCE OF PERFORMANCE SHARES

In May 2000, our stockholders approved the 2000 Performance and Equity Incentive Plan (the "Plan"). The Plan allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on our attainment of defined performance goals. These shares have a base vesting schedule over nine years with accelerated vesting to occur no earlier than one-fourth of the shares in each of the first four years. In the second quarter of 2000, we issued 100,500 performance shares and recorded deferred compensation of approximately $2.5 million, which is being amortized based on management's evaluation regarding the attainment of the defined performance goals.

NOTE 5. NEWLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The date of this statement was recently amended by SFAS No. 137 extending the adoption period to fiscal years beginning after June 15, 2000 and was further amended by SFAS No. 138 ("SFAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. It also requires that changes in the fair value of a derivative instrument be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses associated with a derivative instrument to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 138 clarifies the concept of normal purchases and sales and excludes certain items from the provisions of SFAS 133.

We have not yet quantified the impact of adopting SFAS 133 on our financial statements and will adopt the provisions of this statement on January 1, 2001. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6. RELATED PARTY TRANSACTIONS

In February 1999, we instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable our officers to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. Five hundred thousand shares of common stock have been allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. As of September 30, 2000, 235,000 shares of common stock had been purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes. The notes mature on March 3, 2001 and bear interest at the annual rate of 8.5%.

In June 1998, in connection with the exercise of stock options, certain of our officers issued to us full recourse notes in the amount of $2.1 million. The notes and accrued interest were due and payable to us on or before June 1, 2000. In the third quarter of 1999, principal and accrued interest in the amount of $823,295 was repaid. All remaining principal and accrued interest on these notes was repaid on or before June 1, 2000.

NOTE 7. TOTAL RETURN EQUITY SWAPS

In 1999, we entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 732,000 shares of our common stock from another investor at a price of $6.0625 per share. On April 20, 2000 we repurchased the shares for approximately
$4.5 million and retired them into treasury stock.

On May 24, 1999 we entered into a second agreement whereby the financial institution acquired 100,000 shares of our common stock from another investor at a price of $11.9875 per share. In addition, on December 1, 1999, we entered into a third agreement whereby another financial institution agreed to acquire on the open market approximately 300,000 shares of our common stock at current market prices over a three month period beginning December 2, 1999. As of March 2000, the financial institution had acquired 308,100 shares at a weighted average price of $14.55 per share. In October 2000, we repurchased the 408,100 shares subject to the second and third agreements for approximately $5.7 million and retired the shares into treasury stock.

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8. BUSINESS SEGMENT INFORMATION

We are an independent energy company engaged in the following activities:

         o acquisition, development, exploitation, exploration and production of oil and gas

         o transportation, marketing and trading of oil and gas and oil and gas financial derivative instruments.



                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              -----------------------   -----------------------
(In thousands)                                                   2000         1999         2000         1999
                                                              ----------   ----------   ----------   ----------
OPERATING REVENUES:
   Oil and gas sales D-J Basin                                $   49,117   $   39,423   $  151,825   $  110,682
   Oil and gas sales Gulf Coast                                   19,245        6,282       42,535       12,754
   Oil and gas sales Mid-Continent and Northern Rockies               95           49          227          167
   Gas gathering and transmission facilities                       3,748           --       10,835           --
   Trading and transportation                                     85,088       47,800      209,561      117,812
   Intersegment eliminations                                     (52,231)     (36,205)    (132,877)     (84,938)
                                                              ----------   ----------   ----------   ----------
                                                              $  105,062   $   57,349   $  282,106   $  156,477
                                                              ==========   ==========   ==========   ==========
OPERATING INCOME (LOSS):
   D-J Basin                                                  $   24,725   $   17,938   $   77,037   $   45,329
   Gulf Coast                                                     11,144         (204)      19,207       (2,392)
   Mid-Continent and Northern Rockies                             (4,287)       1,826       (7,601)         145
   Gas gathering and transmission facilities                       1,085           --        2,503           --
   Trading and transportation                                      2,688        1,138        5,975        3,107
   Intersegment eliminations                                        (998)        (647)      (2,467)      (1,999)
                                                              ----------   ----------   ----------   ----------
OPERATING INCOME                                                  34,357       20,051       94,654       44,190
   Other income and expense                                      (11,699)     (12,283)     (37,209)     (36,058)
                                                              ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                    $   22,658   $    7,768   $   57,445   $    8,132
                                                              ==========   ==========   ==========   ==========
IDENTIFIABLE ASSETS (NET) (AT SEPTEMBER 30):
   Oil and gas properties D-J Basin                           $  747,176   $  721,095   $  747,176   $  721,095
   Oil and gas properties Gulf Coast                              42,622       27,984       42,622       27,984
   Oil and gas properties Mid-Continent and Northern Rockies       6,967        5,407        6,967        5,407
   Gas gathering and transmission facilities                      59,211        4,507       59,211        4,507
   Trading and transportation                                      2,152        2,549        2,152        2,549
   Corporate                                                       1,960        2,260        1,960        2,260
                                                              ----------   ----------   ----------   ----------
                                                              $  860,088   $  763,802   $  860,088   $  763,802
                                                              ==========   ==========   ==========   ==========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
   Oil and gas properties D-J Basin                           $   11,956   $   11,835   $   37,777   $   37,121
   Oil and gas properties Gulf Coast                               1,949          879        4,950        2,134
   Oil and gas properties Mid-Continent and Northern Rockies          24            8           67           23
   Gas gathering and transmission facilities                         256           --          798           --
   Trading and transportation                                        108          108          324          324
   Corporate                                                         204          240          602          870
                                                              ----------   ----------   ----------   ----------
                                                              $   14,497   $   13,070   $   44,518   $   40,472
                                                              ==========   ==========   ==========   ==========
CAPITAL EXPENDITURES AND ACQUISITIONS:
   Oil and gas properties D-J Basin                           $   13,691   $   15,496   $   56,732   $   36,780
   Oil and gas properties Gulf Coast                               5,598        3,409       20,713       11,214
   Oil and gas properties Mid-Continent and Northern Rockies         210          630        2,459        1,724
   Gas gathering and transmission facilities                       6,899          282        8,711          460
   Trading and transportation                                         --            2           13           56
   Corporate                                                         313           50          489          229
                                                              ----------   ----------   ----------   ----------
                                                              $   26,711   $   19,869   $   89,117   $   50,463
                                                              ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Our strategy centers around consolidation of assets in the Denver-Julesburg ("D-J") Basin, coupled with exploitation and exploration in our core areas. We use a technology-oriented approach to exploitation and exploration designed to reduce risk and maximize efficiencies. We currently operate primarily in three core areas: the D-J Basin, the Gulf Coast and, to a lesser extent, the Northern Rockies. For the nine months ended September 30, 2000, approximately 84% of our production (on an energy equivalent basis) came from the D-J Basin and 16% from the Gulf Coast. We intend to continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We also intend to continue our strategically important and historically profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HSES. HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers.

In December 1999 we furthered our consolidation strategy in the D-J Basin by acquiring from KMI the WGS assets for an adjusted purchase price of approximately $48 million, plus the assumption of an operating lease which had a net present value of $19 million. As part of this transaction, we also purchased a 6.9% interest in the BP Amoco Wattenberg Gas Processing Plant, and a right of first refusal to purchase the remaining interest in the plant. The transaction is scheduled to close in December 2001, however the acquisition is recorded in our financial statements as of December 1, 1999 using the purchase method of accounting. WGS consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. This purchase has given us operational control over the gathering of a large percentage of our gas production. By operating the pipeline we are better positioned to anticipate and alleviate any gathering system bottlenecks that might adversely affect our D-J Basin exploitation program and the production of other operators.

OIL AND GAS PRICES. Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. In early 1999, United States natural gas prices and international crude oil prices were very low, resulting in significant reductions in the operating and financial margins of oil and gas producers. Additionally, low oil prices had a depressing effect on the price of liquids recovered from natural gas during this time period. Thus, the low oil price of early 1999 further diminished the overall price received for our gas production. In April 1999, both oil and gas prices began to recover, and have continued to increase in 2000. This resulted in HSR realizing for the three months ended September 30, 2000 an average price per barrel of oil ("Bbl"), excluding hedging effects, of $30.90 compared to $20.14 for the comparable period in 1999, and $11.43 for the three months ended March 31, 1999. Natural gas prices per thousand cubic feet of gas ("Mcf"), excluding hedging effects, were $4.12 for the three months ended September 30, 2000 compared to $2.42 in the comparable period in 1999 and $1.68 for the three months ended March 31, 1999.

At December 31, 1999, approximately 82% of our proved producing reserves consisted of gas, of which 97% were located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on us. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. This remains the case during the lower demand summer months (generally April through October). More recently, however, as a result of increased pipeline capacity into and out of the D-J Basin, a transportation cost advantage for deliveries into the Public Service Company of Colorado ("PSCO") market, and seasonal fluctuations, the price more closely tracks Mid-Continent indices during the higher demand winter periods (generally November through March).

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

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                    D-J BASIN
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                      ----------------------   ----------------------
                                         2000        1999         2000        1999
                                      ----------  ----------   ----------  ----------
Production:
  Oil (Bbl)                                  532         513        1,695       1,596
  Gas (Mcf)                               13,108      13,072       41,366      39,468
  Mcfe                                    16,299      16,149       51,539      49,044
  Boe                                      2,717       2,692        8,590       8,174

Prices(1):
  Average realized oil price ($/Bbl)  $    26.95  $    20.02   $    22.96  $    15.39
  Average realized gas price ($/Mcf)  $     2.48  $     2.06   $     2.57  $     2.00


Operating Revenues:
  Oil and gas sales                   $   46,823  $   37,142   $  145,128  $  103,359
  Other gas revenues                       2,294       2,281        6,697       7,323
                                      ----------  ----------   ----------  ----------
                                          49,117      39,423      151,825     110,682
                                      ----------  ----------   ----------  ----------

Operating Costs and Expenses:
  Production taxes                         4,951       3,004       14,704       6,899
  Lease operating                          7,129       6,531       21,548      20,382
  Depreciation, depletion
    and amortization                      11,956      11,835       37,777      37,121
  Exploratory and abandonment                286          92          423         657
  Geological and geophysical                  70         119          336         222
  Impairment and (gain) loss on
    sales of oil and gas properties           --         (96)          --          72
                                      ----------  ----------   ----------  ----------
                                          24,392      21,485       74,788      65,353
                                      ----------  ----------   ----------  ----------
Operating Income                      $   24,725  $   17,938   $   77,037  $   45,329
                                      ==========  ==========   ==========  ==========


(1) Includes effects of hedging activities -- see "LIQUIDITY AND CAPITAL RESOURCES -- HEDGING ACTIVITIES."

GENERAL. We have been active in the D-J Basin for almost 20 years. Over the years we have sought to consolidate our position there by acquiring properties and conducting active exploitation programs. More recent acquisitions include the June 1996 acquisition of Basin Exploration, Inc.'s D-J Basin properties, the December 1997 acquisition of Amoco Production Company's D-J Basin assets, the 1999 acquisition of WGS and the 2000 acquisition of interests in 60 wells and associated mineral rights for approximately $7.1 million. For the nine months ended September 30, 2000 and 1999 exploitation programs consisted of approximately 300 and 250 separate activities, respectively.

OIL AND GAS REVENUES. Our D-J Basin oil and gas production and revenues have increased for the quarter and nine months ended September 30, 2000 compared to prior year periods, primarily as the result of the success of our ongoing exploitation and development activities and increased product prices. Production for the quarter ended September 30, 2000 increased only slightly compared to the comparable prior year quarter mainly due to deliverability constraints resulting from high line pressure and system maintenance closures. We have a significant compression expansion project underway on WGS which will add substantial throughput capacity and reduce system line pressures. We expect to have additional deliverability available in mid-December with completion of the system expansion by April 2001. Other gas revenues related to the sale of tax credits decreased for the nine months ended September 30, 2000 and remained relatively flat for the quarter ended September 30, 2000, compared to the prior year periods mainly due to normal production declines. Oil and gas revenues in the quarter and for the nine months ended September 30, 2000 were generally reduced as a result of hedging activities - see "LIQUIDITY AND CAPITAL RESOURCES
- HEDGING ACTIVITIES."

PRODUCTION EXPENSES. Total lease operating expense ("LOE") increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods. LOE per Mcfe was $0.44 and $0.40 for quarters ended September 30, 2000 and 1999, respectively. LOE per Mcfe was $0.42 for both the nine months ended September 30, 2000 and 1999. The increase in costs was due to a larger number of producing wells and an increase in workover costs. Production taxes increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods. This increase was due to higher realized product prices for the quarter and nine months ended September 30, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A"), a non-cash expense, increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods mainly due to an increase in production. The weighted average depletion rate per Mcfe for the D-J Basin was $0.73 for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999 the weighted average depletion rate per Mcfe for the D-J Basin was $0.73 and $0.75, respectively. We annually adjust our DD&A rate based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

EXPLORATORY AND ABANDONMENT COSTS. Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and salaries and overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs increased slightly for the quarter ended September 30, 2000 mainly due to an increase in expired acreage. For the nine months ended

September 30, 2000, exploratory and abandonment costs decreased due to a decrease in exploratory dry holes and P&A costs.

GEOLOGICAL AND GEOPHYSICAL COSTS. Geological and geophysical ("G&G") costs include costs for seismic activity as well as overhead costs directly attributable to G&G activity. The increase for the nine months ended September 30, 2000 compared to the prior year period relates to costs associated with an engineering study to evaluate the feasibility of a gas storage facility.

                                   GULF COAST
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                       ----------------------   ----------------------
                                          2000        1999         2000        1999
                                       ----------  ----------   ----------  ----------
Production:
   Oil (Bbl)                                  172          69          439         173
   Gas (Mcf)                                2,826       1,740        7,170       4,005
   Mcfe                                     3,859       2,153        9,801       5,043
   Boe                                        643         359        1,634         841

Prices(1):
   Average realized oil price ($/Bbl)  $    31.54  $    20.21   $    29.92  $    16.62
   Average realized gas price ($/Mcf)  $     4.89  $     2.81   $     4.10  $     2.47

Operating Revenues:
   Oil and gas sales                   $   19,245  $    6,282   $   42,535  $   12,754

Operating Costs and Expenses:
   Production taxes                         1,148         349        2,627         714
   Lease operating                            263         201          777         396
   Depreciation, depletion
     and amortization                       1,949         879        4,950       2,134
   Exploratory and abandonment              2,855       4,079        9,004       7,995
   Geological and geophysical               1,886         978        5,862       3,907
   Impairment and loss on sale
     of oil and gas properties                 --          --          108          --
                                       ----------  ----------   ----------  ----------
                                            8,101       6,486       23,328      15,146
                                       ----------  ----------   ----------  ----------
Operating Income (Loss)                $   11,144  $     (204)  $   19,207  $   (2,392)
                                       ==========  ==========   ==========  ==========

     (1) There were no hedging activities affecting Gulf Coast production in 2000 or 1999.

GENERAL. Over the past several years, the majority of our Gulf Coast activities focused on acquiring, processing and interpreting 3-D seismic information, acquiring leasehold interests, and drilling in our project areas. During 2000 we expect to continue to increase our level of Gulf Coast drilling activities on prospects that we have identified through our 3-D seismic programs.

OIL AND GAS REVENUES. Oil and gas revenues increased significantly for the quarter and nine months ended September 30, 2000 compared to the prior year periods due to an increase both in production and in product prices. As of September 30, 2000 we had interests in 49 gross (14.47 net) wells compared to 34 gross (7.89 net) wells as of September 30, 1999. Of the total wells drilled to date, 7 gross (3.4 net) are currently awaiting pipeline hookup.

PRODUCTION EXPENSES. Aggregate LOE increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods because of the greater number of producing wells and an increase in workover costs. LOE per Mcfe was $0.07 compared to $0.09 for the quarters ended September 30, 2000 and 1999, respectively. LOE per Mcfe was $0.08 for both the nine months ended September 30, 2000 and 1999. Production taxes increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods as a result of increased production and higher realized product prices.

DEPRECIATION, DEPLETION AND AMORTIZATION. Total DD&A increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods as a result of an increase in production and an increase in the DD&A rate. The weighted average DD&A rate per Mcfe in the Gulf Coast increased to $0.51 from $0.41 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, DD&A per Mcfe increased to $0.51 from $0.42, respectively.

EXPLORATORY AND ABANDONMENT COST. During the quarters ended September 30, 2000 and 1999 we expensed $0.8 million and $0.9 million for expired acreage, $1.4 million and $2.4 million for exploratory dry holes, $0.5 million and $0.5 million for delay rentals and $0.2 million and $0.3 million for overhead costs. In the nine months ended September 30, 2000 and 1999, we expensed $3.8 million and $2.8 million for expired acreage, $1.3 million and $1.1 million in delay rentals, $2.8 million and $3.4 million for exploratory dry holes and $1.1 million and $0.7 million for overhead costs directly related to exploratory activities.

GEOLOGICAL AND GEOPHYSICAL COSTS. Of total G&G costs, we incurred $1.6 million and $0.7 million for the quarter ended September 30, 2000 and 1999, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $0.3 million and $0.3 million relates to overhead costs directly attributable to G&G activity. For the nine months ended September 30, 2000 and 1999 we incurred $4.5 million and $3.0 million, respectively for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $1.3 million and $0.9 million relates to overhead costs directly attributable to G&G activity.

IMPAIRMENT AND LOSS ON SALES OF OIL AND GAS PROPERTIES. For the nine months ended September 30, 2000, we recorded a loss of $108,000 on the sale of one well.


                       MID-CONTINENT AND NORTHERN ROCKIES
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                          -----------------------   -----------------------
                                             2000         1999         2000         1999
                                          ----------   ----------   ----------   ----------
Production:
    Oil (Bbl)                                      1            1            1            1
    Gas (Mcf)                                     25           23           70          111
    Mcfe                                          26           25           74          115
    Boe                                            4            4           12           19

Prices:
    Average realized oil price ($/Bbl)    $    31.74   $    17.90   $    27.42   $    18.40
    Average realized gas price ($/Mcf)    $     3.55   $     1.87   $     2.97   $     1.40

Operating Revenues:
    Oil and gas sales                     $       95   $       49   $      227   $      167

Operating Costs and Expenses:
    Production taxes                               9           19           19           44
    Lease operating                               46           44          177          157
    Depreciation, depletion
      and amortization                            24            8           67           23
    Exploratory and abandonment                1,283          187        1,523          446
    Geological and geophysical                   800          196        3,768          652
    Impairment and loss (gain) on
         sales of oil and gas properties       2,220       (2,231)       2,274       (1,300)
                                          ----------   ----------   ----------   ----------
                                               4,382       (1,777)       7,828           22
                                          ----------   ----------   ----------   ----------
Operating (Loss) Income                   $   (4,287)  $    1,826   $   (7,601)  $      145
                                          ==========   ==========   ==========   ==========


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

EXPLORATORY AND ABANDONMENT COSTS. The majority of exploratory and abandonment costs for the quarter and nine months ended September 30, 2000 and 1999 represent costs incurred for exploratory dry holes, delay rentals, expired acreage and overhead costs for projects in the Northern Rockies.

GEOLOGICAL AND GEOPHYSICAL COSTS. The increase in G&G costs for the quarter and nine months ended September 30, 2000 compared to the prior year periods is the result of an increase in seismic activity in the Mid-Continent project area mainly due to the acquisition and processing of 3-D seismic data in the Pine Ridge and West Rainey project areas in Oklahoma.

IMPAIRMENT AND LOSS ON SALE OF OIL AND GAS PROPERTIES. In the third quarter of 2000, we recorded impairment of $1.5 million on several wells in the Northern Rockies region in accordance with the requirements of successful efforts accounting. We also recorded a $0.7 million loss relating to the settlement of a gas imbalance position on a well we previously owned in the Mid-Continent region.


                           TRADING AND TRANSPORTATION
                                 (IN THOUSANDS)


                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                            ----------------------  ----------------------
                                               2000        1999        2000        1999
                                            ----------  ----------  ----------  ----------
Operating Revenues:
    Trading and transportation(1)           $   85,088  $   47,800  $  209,561  $  117,812

Operating Costs and Expenses:
    Cost of trading and transportation(1)       82,292      46,554     203,262     114,381
    Depreciation and amortization                  108         108         324         324
                                            ----------  ----------  ----------  ----------
                                                82,400      46,662     203,586     114,705
                                            ----------  ----------  ----------  ----------
Operating Income                            $    2,688  $    1,138  $    5,975  $    3,107
                                            ==========  ==========  ==========  ==========

(1) Includes intercompany revenues and expenses attributable to our volumes which are marketed by HSES. Such amounts have been eliminated in our consolidated financial statements.

Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating margins increased for the quarter and nine months ended September 30, 2000 compared to 1999 primarily as a result of an increase in the volume of natural gas marketed. For the quarter and nine months ended September 30, 2000, gains of $1.7 million and $3.3 million, respectively were recognized in connection with financial trading activities compared to gains of $0.5 million and $1.7 million for the quarter and nine months ended September 30, 1999, respectively.


                         GAS GATHERING AND TRANSMISSION
                                 (IN THOUSANDS)


                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                            ----------------------  ----------------------
                                               2000        1999        2000        1999
                                            ----------  ----------  ----------  ----------
Operating Revenues
   Gathering and transmission
      system revenues                       $    3,199  $       --  $    9,563  $       --
   Income from interest in gathering plant         549          --       1,272          --
                                            ----------  ----------  ----------  ----------
                                                 3,748          --      10,835          --
                                            ----------  ----------  ----------  ----------
Operating Costs and Expenses
   Gathering and transmission system
      operating expenses                         1,346          --       3,925          --
   Depreciation and amortization                   256          --         798          --
   Interest expense                              1,061          --       3,609          --
                                            ----------  ----------  ----------  ----------
                                                 2,663          --       8,332          --
                                            ----------  ----------  ----------  ----------
Operating Income                            $    1,085  $       --  $    2,503  $       --
                                            ==========  ==========  ==========  ==========



GATHERING AND TRANSMISSION SYSTEM REVENUES AND EXPENSES. Effective December 1, 1999, we took over operation of WGS from Kinder Morgan, Inc. The revenues and expenses associated with third party gas for the quarter and nine months ended September 30, 2000 are recorded as gathering and transmission system revenues and expenses.

During the quarter ended September 30, 2000, WGS transported an average of approximately 182 MMcf of gas per day. Throughput has increased significantly since quarter-end to more than 200 MMcf per day as a result of remedial activities we have undertaken to reduce line pressure, and also due to lower atmospheric temperatures. Additional compression and other system improvements which are under way should boost daily capacity on WGS by 20 MMcf per day in mid-December and by up to 50 MMcf per day by April 2001. To accomplish this goal, we are adding three 1,000 horsepower temporary compressors and constructing a new 6,000 horsepower compressor station. As part of the overall WGS system improvement project we are also planning to add a gas processing facility. This plant is designed to be capable of processing up to 50 MMcf per day while recovering 1,500 barrels of natural gas liquids daily. Barring permitting or equipment delays, field construction is expected to start in mid-December, and the plant is expected to be operational by April 2001.


                            OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                            ----------------------  ----------------------
                               2000        1999        2000        1999
                            ----------  ----------  ----------  ----------
Interest income and other   $    1,085  $      141  $    2,337  $      411
General and administrative  $    1,265  $    1,467  $    5,321  $    3,942
Interest                    $   11,315  $   10,717  $   33,623  $   31,657
Depreciation                $      204  $      240  $      602  $      870

INTEREST INCOME AND OTHER INCOME. Interest and other income increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods due to interest earned on severance tax refunds.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.06 in the third quarter of 2000 compared to $0.08 in the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, G&A per Mcfe was $0.09 compared to $0.07. On both an absolute and an Mcfe basis, G&A increased for the nine months ended September 30, 2000 compared to the prior year period due to an increase in payroll-related general and administrative expenses. G&A decreased for the quarter ended September 30, 2000 compared to the prior year period due to differences in timing of costs incurred.

INTEREST EXPENSE. Interest expense increased for the quarter and nine months ended September 30, 2000 compared to the prior year periods mainly due to an increase in the interest rate on our bank debt and interest attributable to the financing of WGS. For the quarter ended September 30, 2000 and 1999, we capitalized interest related to undeveloped acreage of $1.6 million and $1.8 million, respectively. For the nine months ended September 30, 2000 and 1999, we capitalized interest related to undeveloped acreage of $4.9 million and $5.4 million, respectively.

                                  INCOME TAXES
                                 (IN THOUSANDS)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
Current provision              $       --   $       --   $       --   $       --
Deferred provision                  8,862        2,959       22,116        3,098
                               ----------   ----------   ----------   ----------
Provision for taxes            $    8,862   $    2,959   $   22,116   $    3,098
                               ==========   ==========   ==========   ==========

Effective tax rate                   39.1%        38.1%        38.5%        38.1%
                               ==========   ==========   ==========   ==========


PROVISION FOR INCOME TAXES. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 39.1% and 38.1% for the quarters ended September 30, 2000 and 1999 and 38.5% and 38.1% for the nine months ended September 30, 2000 and 1999, respectively. Due primarily to significant intangible drilling costs, which are deductible for income tax purposes, all of our tax provision is deferred.




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

We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility. The borrowing base under our revolving senior bank credit facility led by The

Chase Manhattan Bank is currently $325.0 million. The interest rate under the Chase facility is the Base Rate plus 0% to 0.625% or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the review of our reserves by the lending bank group and their view of future pricing. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of September 30, 2000, $222.0 million was outstanding under the Chase facility compared to $227.0 million at December 31, 1999. As of September 30, 2000 and 1999 our ratio of earnings to fixed charges was 2.24x and 1.09x, respectively.

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

CAPITAL COMMITMENTS. We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the nine months ended September 30, 2000, we incurred total costs for exploration, development, leasehold, exploratory and abandonment, geological and geophysical activities and improvements on WGS of $89.9 million, exclusive of acquisitions, capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the year 2000 will be approximately $120 million. These costs will be allocated in varying amounts primarily to activities in our core geographic areas. A major component of our capital program relates to our development and gathering activities in the D-J Basin. We incurred approximately $46.1 million for the nine months ended September 30, 2000 for leasehold and geological and geophysical costs and to drill, deepen, recomplete and refrac our D-J Basin properties as well as $8.7 million on WGS, and we anticipate a total capital allocation of approximately $60 million to the D-J Basin during 2000.

Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the nine months ended September 30, 2000, we incurred total expenditures of $28.6 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating approximately $40 million to the Gulf Coast projects during 2000 for exploration and development activities including land and seismic.

In our Mid-Continent project area we are acquiring and processing 3-D seismic data and are preparing to initiate drilling activity on several prospects. One well was spud in the

Mid-Continent project area during the second quarter and is currently awaiting pipeline hookup. We intend to focus our activity in this area on high volume, long-life gas prospects. For the nine months ended September 30, 2000, we incurred $2.5 million for seismic, leasehold and drilling costs in the Mid-Continent. We anticipate allocating $5 to $6 million to the Mid-Continent project area during 2000.

Activities in the Northern Rockies are planned to manage risk by utilizing our extensive acreage positions, operational expertise, and geotechnical ideas to attract risk capital from partners who also add expertise and other value to the project. We believe our projects have substantial flexibility in terms of timing, as a result of long-term leases and minimal future capital obligations.

We have also entered into a number of other standard industry arrangements that require the drilling of wells or other activities. We believe that we will meet our obligations under these arrangements, which individually and in the aggregate are not material.

WORKING CAPITAL AND CASH FLOW. The Company aggressively manages its working capital position including periodic borrowings and repayments under its revolving credit facility. Of the total working capital deficit of $35.7 million at September 30, 2000, $22.3 million represents the current portion of the payable to KMI for the purchase of WGS. The Company intends to use cash provided by monthly gathering and transportation revenues from existing contractual agreements, including amounts paid by HSR, to fund the monthly obligations to KMI. The Company believes that the payments made under the gathering agreements will exceed the payments to KMI assuming no unforeseen extended operational interruptions of the system.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $120.3 million, up from $42.3 million for the same period in 1999 as a result of an increase in production and product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

RISK MANAGEMENT. We use financial instruments to reduce our exposure to market fluctuations in the price and transportation cost of oil and gas. Our general strategy is to hedge price and location risk of a portion of our production with swap, collar, floor and ceiling arrangements. In order to minimize risk, we attempt to hedge certain of our production back to the well head although in some cases an exact hedge instrument may not exist. In addition to hedging activities, we are engaged in using the financial markets to capture trading margins. We have established policies with respect to open positions which limit our exposure to market risk and require daily reporting to management of the potential financial exposure resulting from both hedging and trading activities.

Recently issued accounting pronouncements can change current and future accounting and reporting requirements for certain risk management activities. See Note 5 of the Notes to Unaudited Consolidated Financial Statements.

HEDGING ACTIVITIES. We enter into transactions for hedging purposes to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. Gains and losses on hedging positions are recognized in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for our production reduced our oil and gas sales by $21.3 million and $39.8 million for the quarter and nine months ended September 30, 2000, respectively. For the quarter and nine months ended September 30, 1999, hedging contracts reduced our oil and gas sales by $4.1 million and increased our oil and gas sales by $0.3 million, respectively. Hedging contracts for third party gas decreased trading and transportation revenues by approximately $0.1 million and by $0.4 million for the quarter and nine months ended September 30, 2000, respectively. For the quarter and nine months ended September 30, 1999 hedging contracts for third party gas increased trading and transportation revenues by approximately $0.1 million and decreased trading and transportation revenues by $0.2 million, respectively.

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

As of September 30, 2000, we held hedge swap positions as follows:

GAS HEDGES


                                         Average
                                          Daily                                        Fair Value at
                                         Quantity       Settlement      Price       September 30, 2000
Time Period                              (MMBtu)         Location      (MMBtu)          Gain (Loss)
---------------                          --------       ----------     -------      ------------------
October 2000 - October 2000                15,000           NW          2.193       $      (1,212,255)
October 2000 - October 2000                 5,000           NW          2.117       $        (415,714)
October 2000 - October 2000                30,000           NW          2.200       $      (2,417,562)
October 2000 - October 2000                15,000           NW          2.288       $      (1,168,080)
October 2000 - October 2000                25,000           NW          2.150       $      (2,053,363)
October 2000 - October 2000                10,000           NW          2.148       $        (822,120)
October 2000 - October 2000                10,000           NW          2.065       $        (847,695)
October 2000 - October 2000                30,000           NW          2.025       $      (2,580,285)
November 2000 - December 2000              10,000           NW          2.395       $      (1,490,910)
November 2000 - December 2000              10,000           NW          2.400       $      (1,487,860)
November 2000 - December 2000              65,000           NW          2.478       $      (9,363,803)
November 2000 - December 2000              15,000           NW          2.483       $      (2,156,272)
January 2001 - March 2001                  20,000           NW          2.370       $      (4,224,140)
January 2001 - March 2001                  20,000           NW          2.444       $      (4,090,179)
January 2001 - March 2001                  10,000           NW          2.452       $      (2,038,339)
January 2001 - March 2001                   5,000           NW          2.474       $      (1,009,045)
January 2001 - March 2001                   5,000           NW          2.484       $      (1,004,545)
January 2001 - March 2001                  10,000           NW          2.479       $      (2,013,589)
January 2001 - March 2001                  15,000           NW          2.431       $      (3,085,589)
January 2001 - March 2001                  15,000           NW          2.505       $      (2,985,855)
April 2001 - October 2001                  10,000         NYMEX         2.440       $      (4,288,960)
April 2001 - October 2001                  20,000         NYMEX         2.423       $      (8,652,820)
April 2001 - October 2001                   5,000           NW          2.200       $      (1,828,830)
April 2001 - October 2001                  15,000           NW          2.213       $      (5,443,690)
April 2001 - October 2001                   5,000           NW          2.350       $      (1,668,330)
April 2001 - October 2001                  45,000           NW          2.241       $     (16,063,570)
April 2001 - October 2001                   5,000           NW          2.400       $      (1,614,830)
November 2001 - December 2001               5,000           NW          2.150       $        (660,650)
November 2001 - December 2001              15,000           NW          2.100       $      (2,027,670)
January 2002 - March 2002                   5,000           NW          2.200       $        (869,600)
January 2002 - March 2002                  15,000           NW          2.150       $      (2,676,255)
April 2002 - October 2002                   5,000         NYMEX         2.601       $      (1,454,136)
April 2002 - October 2002                  10,000         NYMEX         2.541       $      (3,036,672)
April 2002 - October 2002                  10,000         NYMEX         2.906       $      (2,255,572)
April 2002 - October 2002                  10,000         NYMEX         3.116       $      (1,806,172)
April 2002 - October 2002                   5,000           NW          2.336       $      (1,178,611)
April 2002 - October 2002                  25,000           NW          2.231       $      (6,454,805)
April 2002 - October 2002                   5,000           NW          2.194       $      (1,331,086)
April 2002 - October 2002                  20,000           NW          2.224       $      (5,195,944)
April 2002 - October 2002                  10,000           NW          2.259       $      (2,523,072)
April 2002 - October 2002                  10,000           NW          2.286       $      (2,464,222)

GAS BASIS HEDGES(1)

                                           Average
                                             Daily                        Basis         Fair Value at
                                           Quantity     Settlement     Differential   September 30, 2000
Time Period                                 (MMBtu)      Location        (MMBtu)          Gain (Loss)
---------------                            --------     ----------     ------------   ------------------
November 2000 - December 2000               20,000      ELPASO(SJ)        -0.300      $          (22,300)
January 2001 - October 2002                 20,000      ELPASO(SJ)        -0.300      $         (392,676)
November 2001 - March 2002                  30,000          NW            -0.310      $          (66,000)
January 2002 - March 2002                   15,000          NW            -0.300      $            3,450
November 2002 - March 2003                  15,000          NW            -0.310      $         (211,400)
November 2002 - December 2002               15,000          NW            -0.300      $          (22,875)

     (1) Basis is the differential between the NYMEX contract price and the regional index.

WRITTEN GAS CALLS

                                       Average
                                        Daily                                    Fair Value at
                                       Quantity      Settlement      Price     September 30, 2000
Time Period                            (MMBtu)        Location      (MMBtu)       Gain (Loss)
---------------                        --------      ----------     -------    ------------------
October 2000 - December 2000            20,000         NYMEX         3.100     $      (3,962,860)
January 2001 - December 2001            20,000         NYMEX         3.000     $     (11,772,656)

As of September 30, 2000, we had hedged our expected oil production as follows:


WRITTEN CRUDE HEDGES

                                        Average
                                        Monthly                                    Fair Value at
                                       Quantity         Settlement       Price   September 30, 2000
Time Period                              (Bbl)           Location        (Bbl)      Gain (Loss)
---------------                        --------         ----------      ------   ------------------
October 2000 - December 2000            61,633             WTI          21.400   $      (2,430,596)
January 2001 - December 2001            60,833             WTI          20.400   $      (5,847,148)

Additionally, with respect to the hedging of third party gas, we have hedged
60.6 Bcf from October 2000 through December 2003 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at September 30, 2000 was a loss of $3.6 million.

We routinely buy and sell options or forward contracts as part of our overall hedging strategy. As of September 30, 2000, we had written crude oil and natural gas calls through December 2001. These calls are hedged by future production. The counterparties to these call transactions require the maintenance of specified margin balances. Fluctuations in the mark-to-market value of these instruments could result in additional margin requirements over the term of the underlying contracts.

We generally hedge a portion of our crude oil production. Our position as of September 30, 2000 is shown above. These hedges are indexed to West Texas Intermediate prices at Cushing, Oklahoma. Our realized price at the wellhead is expected to average between $0.75 and $1.00 below NYMEX WTI index. We do not hedge the transportation differential (basis) between the WTI index point and our wellhead locations because there is no regular market for such hedges and because the volatility and risk associated with this differential is relatively low.

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

Our policy requires that, within defined trading limits, financial instrument purchase and sales contracts be balanced in terms of contract volumes and the timing of performance and delivery obligations. For the quarter and nine months ended September 30, 2000, gains of $1.7 million and $3.3 million, respectively, were recognized in connection with financial trading activities, compared to gains of $0.5 million and $1.7 million for the quarter and nine months ended September 30, 1999, respectively.

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

INTEREST RATE SWAPS. In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our borrowings at 5.66% through March 31, 2004. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. As part of the $80 million hedging agreement, we cancelled or offset our pre-1999 interest rate hedging agreements. The mark-to-market value of our interest rate swaps as of September 30, 2000 was $4.6 million. Market risk related to borrowings from a one percent change in interest rates would result in an approximate $0.9 million impact on pre-tax income, based on the quarter end borrowing level and the amount of such borrowings which are not subject to interest rate swaps.

TOTAL RETURN EQUITY SWAPS. In 1999 we entered into three total return equity swap agreements with financial institutions. Under the terms of the first agreement, entered into on February 25, 1999, the financial institution acquired approximately 732,000 shares of our common stock from another investor at a price of $6.0625 per share. Effective April 20, 2000 we repurchased the 732,000 shares of our common stock. Those shares were retired into the treasury, and, as a result, the $4.5 million transaction reduced our outstanding common stock by approximately 4%.

On May 24, 1999, we entered into a second agreement whereby the financial institution acquired 100,000 shares of our common stock from another investor at a price of $11.9875 per share. In addition, on December 1, 1999, we entered into a third agreement whereby a financial institution agreed to acquire on the open market approximately 300,000 shares of our stock at current market prices over a three month period beginning December 2, 1999. As of March 2000, the financial institution had acquired 308,100 shares at a weighted average price of $14.55 per share. In October 2000, we repurchased the 408,100 shares under the second and third agreements for approximately $5.7 million and retired the shares into treasury stock.

CONTINGENCIES. We have resolved the alleged Clean Water Act Section 404 (wetlands) violations in Louisiana. The consent decree order resolving the matter has been entered by the federal court in Louisiana. The settlement will not have a material adverse effect on us. In 1999 we accrued an amount in our financial statements that is sufficient to cover the estimated settlement. See
Part II, Item 1 "Legal Proceedings and Environmental Issues."

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

         o ability to anticipate and alleviate gathering system bottlenecks; and

         o ability to boost gathering and transportation system and gas processing capacity and the timing of such activities.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings and Environmental Issues

ENVIRONMENTAL PROCEEDINGS. In May 1995, we were named by the Environmental Protection Agency ("EPA") pursuant to a Resource Conservation and Recovery Act administrative order as one of two respondents in addition to the owner/operator of an oilfield production water evaporation facility. The order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operator respondents have worked together with the EPA to develop characterization studies of the site, and have caused the facility to be permanently closed. HSR and other non-operator respondents have completed substantially all work at the site. We have incurred approximately $1.3 million as of September 30, 2000 for our portion of the costs. This amount has been recorded in our financial statements as of September 30, 2000 and we believe that no substantial liability remains.

Additionally, in March of 1999 we became subject to an enforcement action handled by the EPA and the Department of Justice for alleged violations of
Section 404 of the Clean Water Act concerning wetlands in Louisiana. The consent decree order resolving the matter has been entered by the federal court in Louisiana. The settlement will not have a material adverse effect on us. In 1999 we accrued an amount in our financial statements that is sufficient to cover the estimated settlement costs.

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

10.42 Tenth Amendment to Amended and Restated Credit Agreement dated as of May 16, 2000 among: The Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000.)

10.43* Sublease Agreement dated as of May 22, 2000, by and between HS Resources, Inc. and Cooley Godward LLP for the premises located at One Maritime Plaza, 15th Floor, San Francisco, California.

27*      Financial Data Schedule


*  Filed herewith

      b. Reports on Form 8-K.

      Form 8-K dated August 3, 2000 filing the July 27, 2000 press release in connection with the Company's second quarter earnings release. Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HS RESOURCES, INC.



         Dated: November 13, 2000          By: /s/ JAMES E. DUFFY
                                              ---------------------------------
                                              James E. Duffy
                                              Vice President and Chief Financial
                                              Officer


                                           By: /s/ ANNETTE MONTOYA
                                              ---------------------------------
                                              Annette Montoya
                                              Vice President and Principal
                                              Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
------             -----------

10.43*   Sublease Agreement dated as of May 22, 2000, by and between HS
         Resources, Inc. and Cooley Godward LLP for the premises located at One
         Maritime Plaza, 15th Floor, San Francisco, California.

27*      Financial Data Schedule

----------
* Filed herewith