Form 10-Q
period 2001-03-31
HS RESOURCES INC
filed 2001-05-09
CIK 869295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                              --------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.001 par value, outstanding as of the close of business on April 30, 2001: 18,245,205 after deducting 1,838,801 shares in treasury.

                               HS RESOURCES, INC.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2001 (Unaudited) and
         December 31, 2000....................................................3

         Unaudited Consolidated Statements of Operations - For the Three
         Months Ended March 31, 2001 and 2000.................................5

         Consolidated Statements of Stockholders' Equity - For
         the Years Ended December 31, 2000 and 1999 and the Three Months
         Ended March 31, 2001 (Unaudited).....................................6

         Unaudited Consolidated Statements of Cash Flows -
         For the Three Months Ended March 31, 2001 and 2000...................7

         Notes to Unaudited Consolidated Financial Statements.................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings & Environmental Issues............................29

Item 2.  Changes in Securities...............................................30

Item 3.  Defaults Upon Senior Securities.....................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................31

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                     ASSETS

                                                                                              March 31,
                                                                                                 2001           December 31,
                                                                                             (Unaudited)            2000
                                                                                            ---------------    ---------------
                                                                                                     (In thousands)
------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                                           $            553   $          1,790
      Margin deposits                                                                                 ---               1,889
      Accounts receivable
          Oil and gas sales                                                                         18,911             20,328
          Trading and transportation                                                                55,828             63,760
          Trade                                                                                     16,165             12,714
          Ad valorem and production taxes                                                            3,160              2,562
          Other                                                                                      3,785              2,097
      Lease and well equipment inventory, at cost                                                    1,035                904
      Fair value of derivative asset from hedging activities                                         4,041               ---
      Fair value of derivative asset from non hedging activities                                    18,350             23,189
      Deferred taxes                                                                                23,049               ---
      Prepaid expenses and other                                                                     1,079              1,260
      Imbalance receivable                                                                            ---                 942
------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                     145,956            131,435
------------------------------------------------------------------------------------------------------------------------------
OIL AND GAS PROPERTIES, AT COST, USING THE SUCCESSFUL EFFORTS METHOD
      Undeveloped acreage                                                                           89,254             90,231
      Costs subject to depreciation, depletion and amortization                                  1,029,751            997,466
      Less accumulated depreciation, depletion and amortization                                   (300,377)          (284,737)
------------------------------------------------------------------------------------------------------------------------------
          Net oil and gas properties                                                               818,628            802,960
------------------------------------------------------------------------------------------------------------------------------
GAS GATHERING AND TRANSPORTATION FACILITIES,
      at cost, net of accumulated depreciation of $5,661
      and $4,897 at March 31, 2001 and December 31, 2000, respectively                              60,596             57,929
------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Deferred charges and other, net                                                                7,344              7,697
      Fair value of derivative asset from non hedging activities                                     6,347              2,763
      Office and transportation equipment and other property,
          net of accumulated depreciation of $6,198
          and $6,396 at March 31, 2001 and December 31, 2000, respectively                           4,009              2,873
      Goodwill, net of accumulated amortization of $1,710
          and $1,620 at March 31, 2001 and December 31, 2000, respectively                           1,890              1,980
------------------------------------------------------------------------------------------------------------------------------
          Total other assets                                                                        19,590             15,313
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $      1,044,770   $      1,007,637
------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,
                                                                                    2001            December 31,
                                                                                 (Unaudited)            2000
                                                                                --------------     ---------------
                                                                                     (In thousands, except
                                                                                         per share data)
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts payable
          Trade                                                               $        40,035    $         39,681
          Revenue                                                                      39,224              32,277
          Gas purchases                                                                36,144              35,035
      Accrued expenses
          Ad valorem and production taxes                                              12,631              12,119
          Interest                                                                     11,577               4,802
          Other                                                                         8,962               8,945
      Imbalance payable                                                                   544                ---
      Income taxes payable                                                              7,231                ---
      Fair value of derivative liability from hedging activities                       63,892                ---
      Fair value of derivative liability from non hedging activities                   13,961              16,307
      Payable to KMI                                                                   18,795              24,419
------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                   252,996             173,585
------------------------------------------------------------------------------------------------------------------
ACCRUED AD VALOREM TAXES AND OTHER                                                     33,555              27,056
------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF DERIVATIVE LIABILITY FROM HEDGING ACTIVITIES                             35,033                ---
------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF DERIVATIVE LIABILITY FROM NON HEDGING ACTIVITIES                          7,033                 338
------------------------------------------------------------------------------------------------------------------
LONG-TERM BANK DEBT                                                                   124,000             189,000
------------------------------------------------------------------------------------------------------------------
9 7/8% SENIOR SUBORDINATED NOTES,
      due 2003, net of unamortized discount of $156
      and $171 at March 31, 2001 and December 31, 2000,
      respectively                                                                     74,844              74,829
------------------------------------------------------------------------------------------------------------------
9 1/4% SERIES A SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $437
      and $456 at March 31, 2001 and December 31, 2000,
      respectively                                                                    149,563             149,544
------------------------------------------------------------------------------------------------------------------
9 1/4% SERIES B SENIOR SUBORDINATED NOTES,
      due 2006, net of unamortized discount of $2,988
      and $3,121 at March 31, 2001 and December 31, 2000,
      respectively                                                                     82,012              81,879
------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                  87,473              89,824
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Preferred stock                                                                    ---                 ---
      Common stock, $.001 per share par value, 50,000 shares
          authorized; 20,070 and 19,920 shares issued
          and outstanding at March 31, 2001 and December 31, 2000,
          respectively                                                                     20                  20
      Additional paid-in capital                                                      207,637             201,850
      Other comprehensive loss (Note 3)                                               (60,002)               ---
      Retained earnings                                                                79,259              46,323
      Notes receivable from officers for exercise
          of stock options (Note 5)                                                    (1,362)             (2,476)
      Deferred compensation                                                            (5,772)             (3,459)
      Treasury stock, at cost, 1,838 and 1,841 shares at
          March 31, 2001 and December 31, 2000, respectively                          (21,519)            (20,676)
------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                  198,261             221,582
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     1,044,770    $      1,007,637
------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                   March 31,
                                                                         ------------------------------
                                                                             2001             2000
                                                                         -------------    -------------
                                                                             (In thousands, except
                                                                                per share data)
-------------------------------------------------------------------------------------------------------
REVENUES
       Oil and gas sales                                               $      104,303   $       62,046
       Trading and transportation, net                                          3,201            1,533
       Gathering and transmission system revenues                               1,466            3,108
       Other gas revenues                                                       1,972            2,007
       Income (loss) from interest in gathering plant                            (109)             365
       Interest income and other                                                  392              259
-------------------------------------------------------------------------------------------------------
          Total revenues                                                      111,225           69,318
-------------------------------------------------------------------------------------------------------
EXPENSES
       Production taxes                                                         7,606            5,468
       Lease operating                                                          8,109            7,024
       Gas transportation costs                                                 4,528            3,907
       Gathering and transmission system operating expenses                     1,644            1,215
       Depreciation, depletion and amortization                                16,415           14,855
       Exploratory and abandonment                                              3,140            2,668
       Geological and geophysical                                               3,621            3,550
       Loss on sale of oil and gas properties                                    ---               100
       General and administrative                                               1,493            2,026
       Interest, net of amounts capitalized                                    11,115           12,162
-------------------------------------------------------------------------------------------------------
          Total expenses                                                       57,671           52,975
-------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                       53,554           16,343
PROVISION FOR INCOME TAXES - CURRENT                                            7,230             ---
PROVISION FOR INCOME TAXES - DEFERRED                                          13,388            6,227
-------------------------------------------------------------------------------------------------------
NET INCOME                                                             $       32,936   $       10,116
-------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                               $         1.81   $         0.54
-------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                             $         1.73   $         0.53
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING                                                             18,197           18,813
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING ASSUMING DILUTION                                           19,021           19,161
-------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
                    AND THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                          Notes
                                  Common Stock    Additional     Other      Retained   Receivable                  Treasury Stock
                                ----------------    Paid-In  Comprehensive  Earnings      from       Deferred     ----------------
                                 Shares   Amount    Capital     Income      (Deficit)   Officers   Compensation   Shares    Amount
                                ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998       19,127  $   19   $ 188,196  $    ---       $  (25,988) $ (2,246)   $  (1,749)     (801)  $ (7,616)
------------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock         ---     ---          492       ---             ---       ---          ---         (5)      (846)
Transfer of treasury stock
  to 401(k) Plan                   ---     ---           50       ---             ---       ---          ---         75        712
Issuance of restricted stock         34    ---          301       ---             ---       ---          (301)     ---        ---
Amortization of deferred
  compensation                     ---     ---         ---        ---             ---       ---         1,067      ---        ---
Issuance of performance shares      132       1         997       ---             ---       ---          (998)     ---        ---
Issuance of common stock            235    ---        1,370       ---             ---       (759)        ---       ---        ---
Interest on notes receivable       ---     ---         ---        ---             ---       (204)        ---       ---        ---
Payment of officer notes
  and interest                     ---     ---         ---        ---             ---        823         ---       ---        ---
Net income                         ---     ---         ---        ---           11,686      ---          ---       ---        ---
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999       19,528      20     191,406       ---          (14,302)   (2,386)      (1,981)     (731)    (7,750)
------------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock         ---     ---          746       ---             ---       ---          ---     (1,172)   (13,598)
Transfer of treasury stock
  to 401(k) Plan                   ---     ---          385       ---             ---       ---          ---         62        672
Issuance of restricted stock         26    ---          524       ---             ---       ---          (524)     ---        ---
Amortization of deferred
  compensation                     ---     ---         ---        ---             ---       ---         1,507      ---        ---
Issuance of performance shares      100    ---        2,519       ---             ---       ---        (2,519)     ---        ---
Restricted stock and
  performance shares forfeited       (9)   ---          (58)      ---             ---       ---            58      ---        ---
Exercise of warrants and
  options                           275    ---        6,328       ---             ---     (1,601)        ---       ---        ---
Interest on notes receivable       ---     ---         ---        ---             ---       (113)        ---       ---        ---
Payment of officer notes
  and interest                     ---     ---         ---        ---             ---      1,624         ---       ---        ---
Net income                         ---     ---         ---        ---           60,625      ---          ---       ---        ---
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000       19,920      20     201,850       ---           46,323    (2,476)      (3,459)   (1,841)   (20,676)
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
  accounting principle             ---     ---         ---     (86,700)           ---       ---          ---       ---        ---
Other comprehensive income         ---     ---         ---      26,698            ---       ---          ---       ---        ---
Purchase of treasury stock         ---     ---         ---        ---             ---       ---          ---        (30)    (1,213)
Transfer of treasury stock
  to 401(k) Plan                   ---     ---          950       ---             ---       ---          ---         33        370
Issuance of restricted stock          9    ---          354       ---             ---       ---          (354)     ---        ---
Amortization of deferred
  compensation                     ---     ---         ---        ---             ---       ---           568      ---        ---
Issuance of performance shares       60    ---        2,527       ---             ---       ---        (2,527)     ---        ---
Exercise of options                  81    ---        1,956       ---             ---       ---          ---       ---        ---
Interest on notes receivable       ---     ---         ---        ---             ---        (51)        ---       ---        ---
Payment of officer notes
  and interest                     ---     ---         ---        ---             ---      1,165         ---       ---        ---
Net income                         ---     ---         ---        ---           32,936      ---          ---       ---        ---
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001
(UNAUDITED)                      20,070  $   20   $ 207,637  $ (60,002)     $   79,259  $ (1,362)   $  (5,772)   (1,838)  $(21,519)
------------------------------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               March 31,
                                                                                          2001            2000
                                                                                      -------------    ------------
                                                                                             (In thousands)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                   $       32,936   $      10,116
       Adjustments to reconcile net income to net cash
              provided by operating activities
           Depreciation, depletion and amortization                                         16,415          14,855
           Depreciation expense offset against income                                          391             312
           Impairment and loss on sales of
              oil and gas properties                                                          ---              100
           Amortization of deferred charges, debt issue costs
             and deferred compensation                                                       1,251             892
           Surrendered and expired acreage                                                   1,870           1,703
           Transfer of treasury stock to 401(k) Plan                                         1,321           1,057
           Deferred income tax provision                                                    13,388           6,076
           Decrease (increase) in accounts and notes receivable                              5,783          (7,464)
           Increase in accounts payable and accrued expenses                                31,002          21,000
           Other                                                                             3,210          (3,558)
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                           107,567          45,089
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Exploration, development and leasehold costs                                        (33,178)        (29,996)
       Gas gathering and transportation facilities additions                                (3,432)           (251)
       Other property additions                                                             (1,448)           (116)
       Net proceeds from the sale of oil and gas properties                                   ---              163
       Increase in property related payables                                                (1,096)         (2,492)
-------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                               (39,154)        (32,692)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from bank debt                                                              48,000          30,000
       Repayments of bank debt                                                            (113,000)        (37,000)
       Repayment of KMI debt                                                                (5,624)         (4,675)
       Exercise of options and warrants                                                      1,021           1,523
       Purchase of treasury stock                                                           (1,213)         (1,783)
       Payment of officer notes and interest                                                 1,166            ---
-------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                               (69,650)        (11,935)
-------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (1,237)            462
       Cash and cash equivalents, beginning of year                                          1,790             518
-------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of period                                     $          553   $         980
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
       Interest paid, net of capitalized interest                                   $        3,674   $       4,965
       Cash paid for income taxes, net of reimbursements                            $         ---    $         280
       Schedule of noncash investing and financing activities
           Issuance of performance shares and restricted stock                      $        2,882   $        ---
           Tax benefit on stock option exercise                                     $          935   $        ---
-------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               HS RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

HS Resources, Inc. ("HSR"), a Delaware corporation, was organized in January 1987. We, directly or through subsidiaries, acquire, develop, exploit, explore for and produce oil and gas properties. Our primary properties are located in the Denver-Julesburg ("D-J") Basin, the onshore area of the Texas-Louisiana Gulf Coast, and to a lesser extent, the Mid-Continent and Northern Rocky Mountains. Through our wholly-owned subsidiaries, HS Gathering L.L.C. and Resource Gathering Systems, Inc., we gather and transport our own and third party gas. Through our wholly-owned subsidiary, HS Energy Services, Inc. ("HSES"), we market our own gas production, market gas owned by third parties and actively trade both physical and financial positions in the gas commodities market.

The interim financial data presented here is unaudited; however, all adjustments, which are of a normal and recurring nature, have been made which are, in the opinion of management, necessary for a fair and consistent statement of our financial position at March 31, 2001, and our results of operations and cash flows for the interim periods presented. Because of various factors, results of operations for these periods are not necessarily indicative of results to be expected for the full year. For a more complete understanding of our operations and financial position, these statements should be read in conjunction with audited financial statements and notes thereto included in our December 31, 2000 Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2001. Certain prior year amounts have been reclassified to conform with the current presentation.

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

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FINANCIAL INSTRUMENTS. We engage in price and location risk management activities for both hedging and trading purposes. We enter into derivative instruments for hedging purposes in order to manage our exposure to price and location risks in the marketing of our oil and gas production and, in the case of our marketing activities, third party gas. All derivatives are marked-to-market and recorded as an asset or liability each reporting period. Gains and losses on the effective portion of hedging positions designated as cash flow hedges are deferred in other comprehensive income and recognized in operations in the period the underlying physical transactions occur in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Activities for trading purposes are accounted for using the marked-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change on a net basis in "trading and transportation revenues." The market prices used to value these derivatives reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values of trading derivatives are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

NOTE 3.  NEW ACCOUNTING STANDARDS

On January 1, 2001, we adopted SFAS 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Prior to January 1, 2001, we completed the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships.

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

We use financial derivative instruments to mitigate commodity price risk related to the purchase or sale of natural gas. Many of these instruments are designated as hedges of the anticipated purchases or sales of the commodity. We also use interest rate swaps which are designated as hedges of the interest rate on our borrowings. Currently $80 million of our borrowings are hedged at a fixed LIBOR rate of 5.86% through December 15, 2006 and $50 million of our borrowings are hedged at a fixed LIBOR rate of 5.66% through March 31, 2004. On January 1, 2001, the fair market values of these derivative instruments and interest rate swaps were recorded as assets and liabilities on the balance sheet and in accumulated other comprehensive income in accordance with the transition provisions of SFAS 133. Future changes in the fair market values of these instruments and interest rate swaps, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in other comprehensive income. At the date the underlying transaction occurs, the amounts accumulated in other comprehensive loss

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

will be reported in the Consolidated Statements of Operations. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in operations.

For the quarters ended March 31, 2001 and 2000, hedging contracts for our production reduced our oil and gas sales by $49.0 million and by $4.7 million, respectively, whereas hedging contracts for third party gas increased trading and transportation revenues by $7.2 million and $0.1 million, respectively. Based on current futures market prices, which fluctuate daily, we currently anticipate that we will record losses over the next twelve months of $56.4 million in oil and gas sales and $1.4 million in trading and transportation revenues relating to hedging contracts. We also anticipate that we will record a loss over the next twelve months of $1.4 million on interest rate swaps based on current interest rates.

In September 2000, the Emerging Issues Task Force reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF Issue 00-10"). EITF Issue 00-10 requires retroactive restatement of transportation costs as an expense rather than as a reduction to revenue. We implemented EITF Issue 00-10 in the fourth quarter of 2000 and all prior periods were restated with offsetting increases in oil and gas sales revenue and gas transportation costs resulting in no impact to net earnings.

NOTE 4.  ISSUANCE OF PERFORMANCE SHARES

The 2000 Performance and Equity Incentive Plan (the "Plan") allows for the issuance of performance shares to employees, officers and directors. Accelerated vesting of such shares is dependent on our attainment of defined performance goals. These shares have a base vesting schedule over nine years with accelerated vesting of up to one-fourth of the shares in each of the first four years if the performance goals are achieved, and accelerated vesting upon a change of control. In the first quarter of 2001, we issued 60,000 performance shares under the Plan and recorded deferred compensation of approximately $2.5 million, which is being amortized based on management's evaluation regarding the attainment of the defined performance goals.

NOTE 5.  RELATED PARTY TRANSACTIONS

In February 1999, we instituted the 1999 Non-Compensatory Stock Purchase Plan. This plan is designed to enable our officers to purchase stock at fair market value in transactions exempt from Section 16(b) of the Securities Exchange Act of 1934. There have been 500,000 shares of common stock allocated to the plan. The plan is administered by the Compensation Committee of the Board of Directors. In 1999, 235,000 shares of common stock were purchased at prices ranging from $5.625 to $6.50. In connection with the stock purchases, 76,000 shares were purchased for cash. The remaining shares were purchased with the officers paying 15% of the purchase price in cash, and the remainder in the form of full recourse promissory notes. The notes and accrued interest were repaid in February 2001.

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2000, full recourse notes in the amount of $1.6 million were issued to HSR by certain of our officers in connection with the exercise of stock options. The notes and accrued interest are due and payable on or before December 31, 2001. The interest rate on these notes is at a fixed rate of 9.5%. In the first quarter of 2001 one of the notes and associated accrued interest was repaid.

NOTE 6.  SUBSEQUENT EVENT

Effective April 1, 2001, we terminated our Section 29 tax credit agreements with two unaffiliated third parties. Under the agreements, we exercised our option to repurchase all of the oil and gas interests previously assigned to the third parties for $15.9 million at closing plus quarterly payments through December 31, 2002 in the amount of $0.8385 of each dollar of tax credits available to us under Section 29 of the Internal Revenue Code. We currently anticipate being able to utilize these tax credits against our current tax obligations, and therefore anticipate retaining a cash flow benefit of approximately $0.16 for each dollar of tax credits available to us under Section 29.

                               HS RESOURCES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7.  BUSINESS SEGMENT INFORMATION

We are an independent energy company engaged in the following activities:

     o acquisition, development, exploitation, exploration and production of oil and gas
     o transportation, marketing and trading of oil and gas and oil and gas financial positions.

                                                                March 31,
                                                       -------------------------
(In thousands)                                             2001           2000
--------------------------------------------------------------------------------
OPERATING REVENUES:
     Oil and gas sales D-J Basin                     $     87,435   $    55,024
     Oil and gas sales Gulf Coast                          18,157         8,977
     Oil and gas sales Mid-Continent and other                683            51
     Gas gathering and transportation facilities            1,357         3,473
     Trading and transportation, net                        5,483         2,201
     Intersegment eliminations, net                        (2,284)         (668)
--------------------------------------------------------------------------------
                                                     $    110,831   $    69,058
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS):
     D-J Basin                                       $     55,128   $    26,504
     Gulf Coast                                             8,221         2,573
     Mid-Continent and other                                  163        (2,006)
     Gas gathering and transportation facilities           (1,576)          637
     Trading and transportation                             5,351         2,094
     Intersegment eliminations                             (2,284)         (668)
--------------------------------------------------------------------------------
OPERATING INCOME                                           65,003        29,134
     Other income and expense                             (11,449)      (12,791)
--------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                          $     53,554   $    16,343
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS (NET) (AT MARCH 31):
     Oil and gas properties D-J Basin                $    764,226   $   735,411
     Oil and gas properties Gulf Coast                     48,913        36,487
     Oil and gas properties Mid-Continent and other         6,545         7,465
     Gas gathering and transportation facilities           60,596        52,195
     Trading and transportation                             2,718         2,350
     Corporate                                              2,126         1,957
--------------------------------------------------------------------------------
                                                     $    885,124   $   835,865
--------------------------------------------------------------------------------
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE:
     Oil and gas properties D-J Basin                $     12,712   $    12,884
     Oil and gas properties Gulf Coast                      2,981         1,361
     Oil and gas properties Mid-Continent and other            68            20
     Gas gathering and transportation facilities              301           277
     Trading and transportation                               132           107
     Corporate                                                221           206
--------------------------------------------------------------------------------
                                                     $     16,415   $    14,855
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES AND ACQUISITIONS:
     Oil and gas properties D-J Basin                $     21,899   $    19,733
     Oil and gas properties Gulf Coast                     11,609         8,875
     Oil and gas properties Mid-Continent and other          (330)        1,429
     Gas gathering and transportation facilities            3,432           251
     Trading and transportation                               793             4
     Corporate                                                655            62
--------------------------------------------------------------------------------
                                                     $     38,058   $    30,354
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Our strategy centers around consolidation of assets in the D-J Basin, coupled with development, exploitation and exploration in our core areas. We use a technology-oriented approach designed to reduce risk and maximize efficiencies. We operate primarily in four core areas: the D-J Basin, the onshore Gulf Coast and, to a lesser extent, the Mid-Continent and Northern Rockies. For the quarter ended March 31, 2001, 83% of our production (on an energy equivalent basis) came from the D-J Basin and 17% from the Gulf Coast. We intend to continue to pursue certain technology-oriented exploration projects and other activities in other regions, including the Mid-Continent. We also intend to continue our strategically important and historically profitable presence in the gas marketing, trading and transportation business through our wholly-owned subsidiary, HSES. HSES provides opportunities for us to enhance our operating margins on gas production from each of our producing areas and from production we market on behalf of other oil and gas producers. HSES also markets gas for third parties and trades financial positions in the gas commodities market.

In December 1999, we furthered our consolidation strategy in the D-J Basin by acquiring from Kinder Morgan, Inc. ("KMI") the Wattenberg gas gathering and transmission assets ("WGS") for an adjusted purchase price of approximately $48 million, plus the assumption of an operating lease which then had a net present value of $19 million. As part of this transaction, we also purchased a 6.9% interest in the BP Wattenberg gas processing plant, and a right of first refusal to purchase the remaining interest in the plant. Although the transaction is scheduled to close in December 2001, the acquisition is recorded in our financial statements as of December 1, 1999 using the purchase method of accounting as all operational control was acquired by HSR at that time. WGS consists of a low pressure gathering system and a high pressure transmission system. The low pressure gathering system consists of more than 1,500 miles of pipeline and 3,000 horsepower of compression, located in five northeastern Colorado counties. Gas is delivered to the inlet of the high pressure transmission system, which consists of almost 60 miles of high pressure pipeline and almost 40,000 horsepower of compression. This purchase has given us operational control over the gathering of a large percentage of our gas production. By operating the pipeline we are better positioned to anticipate and alleviate any gathering system bottlenecks that might adversely affect our D-J Basin development and exploitation program and the production of other operators.

OIL AND GAS PRICES. Profitability in the United States oil and gas industry fluctuates widely due in part to fluctuating commodity prices and related changes in rates of reinvestment by industry participants. At December 31, 2000, approximately 79% of our proved producing reserves consisted of gas, of which 97% were located in the D-J Basin. The absolute level and volatility of gas prices, particularly in the D-J Basin, have a material impact on us. Historically, the price of D-J Basin gas (on a Btu-equivalent basis) has been linked closely to the Colorado Interstate Gas Company ("CIG") pipeline Rocky Mountain Index. This remains the case during the lower demand summer months (generally April through October). More recently, however, as a result of increased pipeline capacity into and out of the D-J Basin, a transportation cost advantage for deliveries into the Xcel Energy market, and seasonal fluctuations, the price more closely tracks Mid-Continent indices during the higher demand winter periods (generally November through

March). We are also working on creating a gas storage field in the D-J Basin that would likely help us reduce the seasonal volatility of gas prices in this area.

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

We have learned that BP is planning to take the NGL pipeline from Wattenberg to Bushton out of service late this summer for maintenance. We have begun implementation of a contingency plan that we can implement independently to allow the continued delivery of gas without reduction of volumes or interruption. We are also exploring with BP a contingency plan that involves a cooperative effort between HSR and BP. We believe that we will be able to continue delivery of D-J Basin gas volumes without reduction or interruption notwithstanding the expected maintenance shut down of the BP liquids line.

RESULTS OF OPERATIONS. During 2001, we continued our drilling and development activities to exploit our opportunities in the D-J Basin. We also continued our exploitation and exploration activities in the Gulf Coast region. Future results will be significantly affected by our exploration, exploitation and development activities as well as fluctuations in oil and gas prices. Comparative operating results by business segment, consolidated other income, expenses and income taxes are presented below. Segment operating revenues, costs and expenses are before intersegment eliminations.

                        COMPARISON OF THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

                                    D-J BASIN
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)

                                                           March 31,
                                                   -------------------------
                                                     2001            2000
                                                   ----------      ---------
     Production:
         Oil (Bbl)                                       572            594
         Gas (Mcf)                                    15,173         14,023
         Mcfe                                         18,607         17,585
         Boe                                           3,101          2,931

     Prices (1):
         Average realized oil price ($/Bbl)      $     26.95     $    18.83
         Average realized gas price ($/Mcf)      $      4.62     $     2.98

     Operating Revenues:
         Oil and gas sales                       $    85,463     $   53,017
         Other gas revenues                            1,972          2,007
                                                   ----------      ---------
                                                      87,435         55,024
                                                   ----------      ---------

     Operating Costs and Expenses:
         Production taxes                              7,016          4,859
         Lease operating                               7,678          6,729
         Gas transportation costs                      4,528          3,907
         Depreciation, depletion
           and amortization                           12,712         12,884
         Exploratory and abandonment                     283             47
         Geological and geophysical                       90             94
                                                   ----------      ---------
                                                      32,307         28,520
                                                   ----------      ---------
     Operating Income                            $    55,128     $   26,504
                                                   ==========      =========

    (1)  Includes effects of hedging activities.

GENERAL. We have been active in the D-J Basin for almost 20 years. Over the years we have sought to consolidate our position there by acquiring properties and conducting active exploitation programs. More recent acquisitions include the June 1996 acquisition of Basin Exploration, Inc.'s D-J Basin properties, the December 1997 Amoco acquisition, the 1999 acquisition of WGS and the 2000 acquisition of interests in 60 wells and associated mineral rights. For the three months ended March 31, 2001 and 2000 exploitation programs consisted of 120 and 136 separate activities, respectively. Activities include drilling, deepening, recompleting and refracing.

OPERATING REVENUES. Our D-J Basin oil and gas production and revenues have increased primarily as the result of the success of our ongoing exploitation and development activities and increased product prices. Other gas revenues related to the sale of tax credits decreased for the three months ended March 31, 2001 compared to the prior year period mainly due to natural production declines and significantly less refrac activity on wells eligible for tax credits. Other gas revenue related to the sale of tax credits will not continue after March 31, 2001 since we have terminated our Section 29 tax credit monetization transactions, although we expect to benefit from the direct utilization of
Section 29 tax credits from April 1, 2001 through December 2002. See Note 6 to Unaudited Consolidated Financial Statements - Subsequent Event.

PRODUCTION EXPENSES. Total lease operating expense ("LOE") increased both on an absolute and an Mcfe basis for the three months ended March 31, 2001 compared to the prior year period. LOE per Mcfe was $0.41 compared to $0.38 for the quarter ended March 31, 2001 and 2000, respectively. The increase was mainly due to the timing of incentive compensation awards, some of which are reclassified as lease operating expense when the awards are made. Production taxes increased in 2001 as a result of higher realized product prices.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization ("DD&A"), a non-cash expense, decreased slightly for the three months ended March 31, 2001 compared to the prior year period because a decrease in the depletion rate more than offset an increase in production. The decrease in the depletion rate was the result of the addition of proved reserves due to higher year-end product prices. The weighted average depletion rate per Mcfe for the D-J Basin was $0.68 and $0.73 for the three months ended March 31, 2001, and 2000, respectively. We annually adjust our DD&A rate based on year-end engineering and, if material changes in our reserves warrant, on an interim basis.

EXPLORATORY AND ABANDONMENT COSTS. Exploratory and abandonment costs include the costs of exploratory dry holes, delay rentals, plugging and abandonment ("P&A") costs, expired acreage and salaries and overhead ("overhead") costs directly related to exploratory activities. Exploratory and abandonment costs increased modestly for the three months ended March 31, 2001 compared to the prior year period mainly due to expired acreage written off during the quarter.

GEOLOGICAL AND GEOPHYSICAL COSTS. Geological and geophysical ("G&G") costs include costs for seismic activity as well as overhead costs directly attributable to G&G activity. For the three months ended March 31, 2001 G&G costs remained relatively flat compared to the prior year period.

                                   GULF COAST
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                                            March 31,
                                                      -----------------------
                                                        2001         2000
                                                      ---------    ----------
     Production:
          Oil (Bbl)                                        166           116
          Gas (Mcf)                                      2,845         1,995
          Mcfe                                           3,838         2,694
          Boe                                              640           449

     Prices (1):
          Average realized oil price ($/Bbl)        $    21.85   $     28.51
          Average realized gas price ($/Mcf)        $     5.11   $      2.83

     Operating Revenues:
          Oil and gas sales                         $   18,157   $     8,977

     Operating Costs and Expenses:
          Production taxes                                 536           604
          Lease operating                                  394           240
          Depreciation, depletion
            and amortization                             2,981         1,361
          Exploratory and abandonment                    2,640         2,504
          Geological and geophysical                     3,385         1,595
          Loss on sale of oil and gas properties           --            100
                                                      ---------    ----------
                                                         9,936         6,404
                                                      ---------    ----------
     Operating Income                               $    8,221   $     2,573
                                                      =========    ==========

     (1)  Includes effects of hedging activities.

GENERAL. Over the past several years, the majority of our Gulf Coast activities focused on acquiring, processing and interpreting 3-D seismic information, acquiring leasehold interests, and drilling on our project areas. During 2001, we expect to continue our level of Gulf Coast drilling activities on prospects that we have identified through our 3-D seismic programs.

OIL AND GAS REVENUES. Oil and gas revenues increased significantly for the three months ended March 31, 2001 compared to the prior year period due to an increase both in production and in product prices. We drilled or participated in a total of 11 gross (5.9 net) wells in the first quarter of 2001 compared to 7 gross (3.3 net) wells in the first quarter of 2000. Of the total wells drilled to date, 11 gross (6.35 net) are currently awaiting testing or pipeline hookup.

PRODUCTION EXPENSES. Aggregate LOE increased in the first quarter of 2001 compared to the prior year period because of the greater number of producing wells and an increase in workover costs. LOE per Mcfe was $0.10 and $0.09 for the three months ended March 31, 2001 and 2000, respectively. Production taxes decreased in the first quarter of 2001 compared to the first quarter of 2000 as a result of an adjustment recorded in the first quarter of 2001 related to a severance tax relief program for certain qualifying wells.

DEPRECIATION, DEPLETION AND AMORTIZATION. Total DD&A increased in the first quarter of 2001 compared to the first quarter of 2000 as a result of an increase in production and an increase in the DD&A rate. The increase in the DD&A rate was due to the cost of drilling several wells that was only partially offset by the addition of proved reserves for these wells. The weighted average DD&A rate per Mcfe in the Gulf Coast was $0.78 and $0.51 for the three months ended March 31, 2001 and 2000, respectively.

EXPLORATORY AND ABANDONMENT COSTS. During the first quarter of 2001, we incurred $0.3 million for three exploratory dry holes, $1.7 million for expired acreage, $0.4 million for delay rentals and $0.2 million for overhead costs. During the first quarter of 2000, we incurred $0.2 million for one exploratory dry hole, $1.7 million for expired acreage, $0.3 million for delay rentals and $0.3 million for overhead costs.

GEOLOGICAL AND GEOPHYSICAL COSTS. Of total G&G costs, we incurred $1.9 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively, for seismic permits and processing costs in the Gulf Coast. The remaining G&G of $1.5 million and $0.4 million relates to overhead costs directly attributable to G&G activity. The increase in overhead costs in the first quarter of 2001 compared to the prior year was due to compensation payments made to joint interest partners.

LOSS ON SALE OF OIL AND GAS PROPERTIES. As of March 31, 2000, we recorded a loss of $100,000 on the sale of one well.

                       MID-CONTINENT AND NORTHERN ROCKIES
                                OIL AND GAS SALES
                      (IN THOUSANDS EXCEPT AVERAGE PRICES)


                                                          March 31,
                                                    -----------------------
                                                      2001           2000
                                                    --------      ---------
     Production:
           Oil (Bbl)                                      3             --
           Gas (Mcf)                                     81             21
           Mcfe                                          97             21
           Boe                                           16              4

     Prices:
           Average realized oil price ($/Bbl)     $   28.62     $       --
           Average realized gas price ($/Mcf)     $    7.47     $       --

     Operating Revenues:
           Oil and gas sales                      $     683     $       51

     Operating Costs and Expenses:
           Production taxes                              54              5
           Lease operating                               37             55
           Depreciation, depletion
             and amortization                            68             20
           Exploratory and abandonment                  216            117
           Geological and geophysical                   145          1,860
                                                    --------      ---------
                                                        520          2,057
                                                    --------      ---------
     Operating (Loss) Income                      $     163     $   (2,006)
                                                    ========      =========


GENERAL. Information for this segment includes activity for both the Mid-Continent and Northern Rockies areas. Our current strategy in the Mid-Continent is to pursue technology-oriented grass-roots exploration projects. We have an extensive acreage position in the Northern Rockies region. Our current strategy is to utilize our acreage position as a vehicle for generating capital expenditures by third party operators on our acreage.

EXPLORATORY AND ABANDONMENT COSTS. The majority of exploratory and abandonment costs in the first quarter of 2001 and 2000 represent costs incurred for delay rentals and overhead costs for projects in the Northern Rockies.

GEOLOGICAL AND GEOPHYSICAL COSTS. The decrease in G&G costs in the first quarter of 2001 compared to 2000 is the result of a reduction in seismic activity in the Mid-Continent due to completion of processing of seismic data on several projects as well as a reimbursement received in the first quarter of 2001 for a seismic shoot that was not completed due to permitting issues.

                           TRADING AND TRANSPORTATION
                                 (IN THOUSANDS)


                                                            March 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
     Operating Revenues:
          Trading and transportation (1)          $    206,127    $     54,220

     Operating Costs and Expenses:
          Cost of trading and transportation (1)       200,644          52,019
          Depreciation and amortization                    132             107
                                                    -----------     -----------
                                                       200,776          52,126
                                                    -----------     -----------
     Operating Income                             $      5,351    $      2,094
                                                    ===========     ===========

    (1) Includes intercompany revenues of $105.8 million and $35.6 million and expenses of $103.5 million and $34.9 million in the first quarter of 2001 and 2000, respectively. Such amounts are attributable to our volumes which are marketed by HSES and have been eliminated in our financial statements.


Through our wholly-owned subsidiary, HSES, we market our own gas production as well as that of third parties. A portion of this gas is sold directly to end users, while other amounts are used as the equity-gas foundation for a physical trading business in which gas volumes may be traded several times at different receipt and delivery points in order to capture the greatest margin possible. HSES also serves as an intermediary in the execution of financial derivative instruments for a variety of energy related products and, to a lesser extent, makes speculative trades for its own account in the commodity and basis markets. Operating margins increased in the first quarter of 2001 compared to 2000 primarily as a result of an increase in the margins per MMBtu due to the volatility of natural gas physical and financial markets. For the quarters ended March 31, 2001 and 2000, gains of $2.4 million and $1.4 million, respectively, were recognized in connection with financial trading activities.

                         GAS GATHERING AND TRANSMISSION
                                 (IN THOUSANDS)

                                                                March 31,
                                                         ----------------------
                                                           2001          2000
                                                         ---------     --------
    Operating Revenues
         Gathering and transmission
           system revenues                              $    4,992    $  4,591
         Gas purchases and transportation expense           (3,526)     (1,483)
                                                          ---------    --------
         Gross Margin                                        1,466       3,108

         Income (loss) from interest in gathering plant       (109)        365
                                                          ---------    --------
                                                             1,357       3,473
                                                          ---------    --------
    Operating Costs and Expenses
         Gathering and transmission system
           operating expenses                                1,644       1,215
         Depreciation and amortization                         301         277
         Interest expense                                      988       1,344
                                                          ---------    --------
                                                             2,933       2,836
                                                          ---------    --------
    Operating Income                                   $   (1,576)    $    637
                                                          =========    ========


GATHERING AND TRANSMISSION SYSTEM REVENUES AND EXPENSES. Effective December 1, 1999, we took over operations of WGS from KMI. The revenues and expenses associated with third party gas are recorded as gathering and transmission system revenues and expenses.

During the quarter ended March 31, 2001, WGS transported an average of approximately 223 MMcf of gas per day. Final construction has been completed on a new compressor station, with both 3,000 horsepower compressors now operational and adding approximately 50 MMcf per day of incremental throughput. In addition, we are completing the installation of a gas processing facility. This plant is designed to be capable of processing up to 50 MMcf per day while recovering 1,500 barrels of natural gas liquids daily. Barring permitting, equipment or other delays, the plant is expected to be operational by the second quarter of 2001.

                            OTHER INCOME AND EXPENSES
                                 (IN THOUSANDS)

                                                     March 31,
                                              ------------------------
                                                2001          2000
                                              ----------    ----------
        Interest income and other           $       392   $       259
        General and administrative          $     1,493   $     2,026
        Interest                            $    10,127   $    10,818
        Depreciation                        $       221   $       206


INTEREST INCOME AND OTHER INCOME. Interest and other income remained relatively flat for the first quarter of 2001 compared to the first quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") reflect costs incurred, net of administrative costs directly attributable to drilling and well operations (which costs are included in LOE). G&A costs directly related to geological and geophysical activities and exploratory activities are included in geological and geophysical costs and exploratory costs. G&A per Mcfe was $0.07 and $0.10 in the first quarter of 2001 compared to the first quarter of 2000. On both an absolute and an Mcfe basis, G&A decreased as a result of the timing of incentive compensation awards allocated to LOE.

INTEREST EXPENSE. Interest expense decreased for the first quarter of 2001 compared to the first quarter of 2000 due to a decrease in debt outstanding on our bank facility and a decrease in the interest rate on our bank facility. For the three months ended March 31, 2001 and 2000, we capitalized $1.4 million and $1.6 million, respectively, of interest related to undeveloped acreage.

                                  INCOME TAXES
                                 (IN THOUSANDS)

                                               March 31,
                                        ------------------------
                                           2001         2000
                                        -----------   ----------
        Current provision             $      7,230  $       ---
        Deferred provision                  13,388        6,227
                                        -----------   ----------
        Provision for taxes           $     20,618  $     6,227
                                        ===========   ==========

        Effective tax rate                   38.5%        38.1%
                                        ===========   ==========


PROVISION FOR INCOME TAXES. We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Pursuant to SFAS 109, we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 38.5% and 38.1% in the first quarter of 2001 and 2000, respectively. Due primarily to net operating loss carryforwards and significant intangible drilling costs, which are deductible for income tax purposes, substantially all of our tax provision in 2000 was deferred.

Based on current operating projections, we anticipate a current tax liability for 2001 after utilization of all regular net operating loss carryforwards of approximately $27.9 million, all alternative minimum tax loss carryforwards of approximately $17.4 million, and Section 29 tax credits (see Note 6 to Unaudited Consolidated Financial Statements - Subsequent Event). Additionally, we project utilization of percentage depletion carryforwards of approximately $6.2 million and alternative minimum tax credit carryforwards of $1.6 million.


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

We currently plan to fund capital expenditures attributable to exploration, exploitation and development activities primarily out of our expected cash flow from operations, subject to periodic variation resulting from the timing of project activities and short-term product price volatility, and apply the excess proceeds, if any, to the repayment of debt, repurchase of stock, acceleration of capital projects or acquisitions. The borrowing base under our revolving senior bank credit facility led by The Chase Manhattan Bank is currently $325.0 million. The interest rate under the Chase facility is, at HSR's election, the Base Rate plus 0% to 0.625%, or LIBOR plus 0.75% to 1.625%. The borrowing base is based on the review of our reserves by the lending bank group and their view of future pricing and is usually reviewed annually for potential revision. Under the terms of the Chase facility, no principal payments are required until December 15, 2002, assuming we maintain a borrowing base sufficient to support the outstanding loan balance. As of March 31, 2001, $124.0 million was outstanding under the Chase facility compared to $189.0 million at December 31, 2000. As of March 31, 2001 and 2000, our ratio of earnings to fixed charges was 5.09x and 2.07x, respectively.

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

CAPITAL COMMITMENTS. We continuously evaluate our inventory of drilling opportunities to develop a growth-oriented portfolio of risk-balanced development, exploitation and exploration opportunities. On an ongoing basis, we adjust the amount and allocation of our capital expenditures based on a number of factors, including seismic results, prospect readiness, product prices, service company availability and rates, acquisitions and capital position. For the quarter ended March 31, 2001, we incurred total costs for exploration, development, leasehold, exploratory and abandonment, geological and geophysical activities and improvements on WGS of $38.2 million, exclusive of acquisitions, capitalized interest and overhead costs directly related to exploratory and G&G activity. We estimate that such expenditures for the calendar year 2001 will be approximately $155 to $175 million. These costs will be allocated in varying amounts primarily to activities in our core geographic areas.

A major component of our capital program relates to our development and gathering activities in the D-J Basin. We incurred approximately $20.8 million for the quarter ended March 31, 2001 for leasehold and geological and geophysical costs and to drill, deepen, recomplete and refrac our D-J Basin properties as well as $3.4 million on WGS. We anticipate allocating approximately 65% of our capital budget to the D-J Basin during 2001.

Another component of our capital program has been to develop our exploitation and exploration prospects in the onshore portion of the Gulf Coast. For the quarter ended March 31, 2001, we incurred total expenditures of $14.0 million for seismic, leasehold and drilling costs in the Gulf Coast. We anticipate allocating approximately 30% of our capital budget to the Gulf Coast projects during 2001 for exploration and development activities, including land and seismic.

In our Mid-Continent project area we intend to focus on high volume, long-life gas prospects. We are acquiring and processing 3-D seismic data and are preparing to initiate drilling activity on several prospects. One well was spud and brought on line in the Mid-Continent project area during 2000 and our second well was spud in April 2001. For the quarter ended March 31, 2001, we incurred $0.6 million for seismic, leasehold and drilling costs in the Mid-Continent. We anticipate allocating approximately 1% to 5% of our capital budget to Mid-Continent projects during 2001 for exploratory and development activities, including land and seismic.

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

WORKING CAPITAL AND CASH FLOW. HSR aggressively manages its working capital position including periodic borrowings and repayments under its revolving credit facility. Of the total working capital deficit of $107.0 million at March 31, 2001, $18.8 million represents the amount payable to KMI for the purchase of WGS and $59.9 million relates to the marked-to-market fair value of cash flow hedges that will settle in the next year at the same time as the related production volumes occur. We intend to use cash provided by monthly gathering and transportation revenues from existing contractual agreements, including amounts paid by HSR for gathering and transportation on WGS, to fund the monthly obligations to KMI. We believe that the payments made under the gathering agreements will exceed the payments to KMI, assuming no unforeseen extended operational interruptions of the system.

Net cash provided by operating activities for the quarter ended March 31, 2001 was $107.6 million, up from $45.1 million for the same period in 2000 as a result of an increase in production and product prices. Future cash flows will be influenced by, among other factors, the number of producing wells on line, product prices and production constraints.

RISK MANAGEMENT/HEDGING. We use financial instruments to reduce our exposure to market fluctuations in the price and transportation costs of oil and gas. Our general strategy is to hedge price and location risk of a portion of our production with swap, collar, floor and ceiling arrangements. We generally enter into hedges for delivery into one of several pipelines located near our producing regions, Panhandle Eastern Pipeline Company ("PEPL"), Northwest Pipeline Corporation ("NW"), Colorado Interstate Gas ("CIG"), or at the New York Mercantile Exchange ("NYMEX") prices settled at the Henry Hub. With respect to the NYMEX-hedged volumes that exceed our Gulf Coast volumes, it is our practice to hedge our basis (meaning the transportation differential from our producing regions to the location of delivery for a hedged volume), although in some cases an exact hedge instrument may not exist.

All derivatives are marked-to-market and recorded as an asset or liability each reporting period. Gains and losses on the effective portion of hedging positions designated as cash flow hedges are deferred in other comprehensive income and recognized in operations in the period during which the underlying physical transactions occur and are booked in "oil and gas sales" (for company-owned production) and "trading and transportation revenues" (for third party gas). Hedging contracts for our production reduced our oil and gas sales by $49.0 million and by $4.7 million for the quarters ended March 31, 2001 and 2000, respectively. Hedging contracts for third party gas increased trading and transportation revenues by approximately $7.2 million and $0.1 million for the quarters ended March 31, 2001 and 2000, respectively.

As of March 31, 2001, we held hedge swap positions as follows:

GAS HEDGES

                                                                                         Marked-to-Market
                                         Average Daily                                     Present Value
                                           Quantity      Settlement         Price          March 31, 2001
Time Period                                 (MMBtu)       Location       (per MMBtu)            Loss
--------------------------------------   -------------   ----------      -----------     ----------------
April 2001 - October 2001                    30,000       NYMEX            $2.4287         ($17,196,071)
April 2001 - October 2001                    75,000         NW             $2.2505         ($30,983,869)
November 2001 - December 2001                20,000         NW             $2.1125          ($3,545,750)
January 2002 - March 2002                    20,000         NW             $2.1625          ($4,711,446)
April 2002 - October 2002                    35,000       NYMEX            $2.8181         ($10,627,967)
April 2002 - October 2002                    75,000         NW             $2.2615         ($23,080,471)
                                                                                          ---------------
                                                                                           ($90,145,574)
                                                                                          ===============

Additionally, with respect to the hedging of third party gas, we have hedged
61.5 Bcf from April 2001 through October 2002 with offsetting physical positions at settlement prices which are based upon NYMEX future prices or other published indices. The fair market value of these hedges at March 31, 2001 was a loss of approximately $4.7 million, of which $4.4 million and $0.3 million relates to 2001 and 2002, respectively.

In addition to using financial instruments to reduce our exposure to market fluctuations in the price of oil and gas, we have also entered into future sales contracts to be settled by physical delivery covering a portion of our production as follows:

GAS SALES

                                  Average Daily
                                    Quantity       Settlement         Price
Time Period                          (MMBtu)        Location       (per MMBtu)
-------------------------------   -------------   -------------   -------------
April 2001 - December 2001              20,000        NYMEX           $2.8875

OIL SALES
                                  Average Monthly
                                     Quantity       Settlement       Price
Time Period                           (Bbl)          Location      (per Bbl)
---------------                   --------------   ------------   -----------
April 2001 - December 2001              60,883          WTI          $18.59


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

Activities for trading purposes are accounted for using the marked-to-market method. Under this method, changes in the market value of outstanding financial instruments are recognized in "trading and transportation revenues" as a net gain or loss in the period of change. The market prices used to value these derivatives reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values of trading derivatives are adjusted to reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. For the quarters ended March 31, 2001 and 2000, gains of $2.4 million and $1.4 million, respectively, were recognized in connection with financial trading activities and are included in "trading and transportation revenues."

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

INTEREST RATE SWAPS. During the fourth quarter of 1998, we entered into an interest rate exchange agreement with a financial institution to hedge the LIBOR interest rate on $80 million of our borrowings at 5.86% through December 15, 2006. In the first quarter of 1999, we entered into an interest rate exchange agreement with a financial institution to hedge $50 million of our LIBOR borrowings at 5.66% through March 31, 2004. Under the terms of the agreements, the difference between the fixed rate and the one-month LIBOR rate is received or paid by us. The marked-to-market value of our interest rate swaps as of March 31, 2001 was a loss of $3.0 million.

CONTINGENCIES. We have resolved the alleged Clean Water Act Section 404 (wetlands) violations in Louisiana. The consent decree order resolving the matter has been entered by the federal court in Louisiana. The settlement will not have a material adverse effect on us. In 1999, we accrued an amount in our financial statements that is sufficient to cover the agreed upon settlement costs. See Part II. Other Information. Item 1. Legal Proceedings and Environmental Issues for a further discussion of this matter.

The gathering and transmission properties we are acquiring from KMI (WGS) contain numerous areas of polluted soil and ground water. These conditions have been reported to the appropriate jurisdictional agencies. In December 2000, we settled the environmental liability with KMI for $3.3 million (which will be paid by KMI as an offset to the purchase price of WGS) and have entered into a turnkey agreement with an environmental cleanup company to complete the work.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. From time to time we also make verbal forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q or otherwise stated by HSR are forward-looking statements, including without limitation, statements under "Legal Proceedings and Environmental Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Notes to Unaudited Consolidated Financial Statements." These statements may concern, among other things:

     -    planned capital expenditures and allocations;

     - planned expansions of gathering, transmission and processing facilities;

     - ability to continue D-J Basin operations without material reduction or interruption notwithstanding the planned maintenance shutdown of the BP liquids pipeline to Bushton, Kansas;

     - trends or expectations concerning oil and gas prices or market characteristics;

     - marketing, hedging and trading risks, strategies, policies and procedures;

     - the anticipated effect on revenues and expenses from hedging positions;

     - our financial position, stability of cash flow, debt service capabilities and capital availability;

     -    anticipated tax liabilities for 2001;

     -    the anticipated effect on cash flow from Section 29 tax credits;

     -    the ability to manage risk through hedging and similar activities;

     - business strategy and other plans and objectives for future operations;

     -    potential liabilities or the expected absence thereof; and

     - the potential outcome of environmental matters, litigation or other proceedings.

All forward-looking statements included in this Form 10-Q or otherwise stated by us are based on information available to us on the date hereof or at the time verbal statements are made, and we assume no obligation to update such forward-looking statements. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will prove to have been correct or that we will take any actions that may presently be planned. Actual results may differ materially from any forward-looking statements made by us depending on a variety of factors, including, among others, the factors discussed in "Certain Considerations" described in our Report on Form 10-K filed March 2, 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings and Environmental Issues

ENVIRONMENTAL PROCEEDINGS. In May 1995, we were named by the Environmental Protection Agency ("EPA") pursuant to a Resource Conservation and Recovery Act administrative order as one of two respondents in addition to the owner/operator of an oilfield production water evaporation facility. The order requires that work be performed to abate a perceived endangerment to wildlife, the environment or public welfare. We and other non-operator respondents have worked together with the EPA to develop characterization studies of the site, and have caused the facility to be permanently closed. HSR and other non-operator respondents have completed substantially all work at the site. We have incurred approximately $1.3 million as of March 31, 2001 for our portion of the costs. This amount has been recorded in our financial statements as of March 31, 2001 and we believe that no substantial liability remains.

In March 1999, we became subject to an enforcement action handled by the EPA and the Department of Justice for alleged violations of Section 404 of the Clean Water Act concerning wetlands. The consent decree order resolving the matter has been entered by the federal court in Louisiana. The settlement will not have a material adverse effect on us. In 1999, we accrued an amount in our financial statements that is sufficient to cover the estimated settlement.

The gathering and transmission properties we are acquiring from KMI contain numerous areas of polluted soil and ground water. These conditions have been reported to the appropriate jurisdictional agencies. In December 2000, we settled the environmental liability with KMI for $3.3 million (which will be paid as an offset to the purchase price of WGS) and have entered into a turnkey agreement with an environmental cleanup company to complete the work. Certain portions of these properties contain contamination for which KMI's predecessor, Panhandle Eastern Pipeline Company, was liable. Panhandle's successor, Duke Energy, is now responsible for this cleanup, which has been underway for several years under the supervision of the Colorado Oil and Gas Conservation Commission. KMI has provided broad indemnity protection to HSR against any liability for the Panhandle contamination.

We are subject to minor lawsuits incidental to operations in the oil and gas industry. We believe we have meritorious defenses to all lawsuits in which we are a defendant and will vigorously defend against them. We believe that the resolution of such lawsuits, regardless of the outcome, will not have a material adverse effect on our results of operations or our financial position.

Item 2.  Changes in Securities:  None.

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None.

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

4.4 Indenture dated as of December 11, 1998 among the Company and Harris Trust and Savings Bank as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, filed December 11, 1998.)

4.5 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 1, 1993, concerning 9-7/8% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

4.6 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of

          November 27, 1996, concerning 9-1/4% Series A Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

4.7 Supplemental Indenture dated as of March 1, 1999, among the Company and Harris Trust and Savings Bank as Trustee, amending Indenture dated as of December 11, 1998, concerning 9-1/4% Series B Senior Subordinated Notes due 2006. (Incorporated by reference to Exhibit
          10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.1 HS Resources, Inc. Rule 701 Compensatory Benefit Plan. (Incorporated by reference to Exhibit 10.5.2 to the Form 8, Second Amendment to Form 10, filed April 8, 1991.)

10.2      1992 Directors' Stock Option Plan. (Incorporated by reference to
          Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-52774, filed November 9, 1992.)

10.3 Form of Indemnification Agreement for Directors of the Company. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.4 Lease Agreement dated October 6, 1993, between the Company and JMB Group Trust IV and Endowment and Foundation Realty, Ltd. -- JMB III for the premises at One Maritime Plaza, San Francisco, California. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 31, 1994 (as amended by Form 10-K/A-1 on April 8, 1994.))

10.5 Lease Agreement dated March 28, 1994, between the Company and 1999 Broadway Partnership for the premises at 1999 Broadway, Denver, Colorado. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 12, 1994.)

10.6 Purchase and Sale Agreement, dated December 1, 1995, between the Company and Wattenberg Gas Investments, LLC. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 25, 1996.)

10.7 Rights Agreement, dated as of February 28, 1996, between the Company and Harris Trust Company of California as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Form 8-A, filed March 11, 1996.)

10.8 Purchase and Sale Agreement dated March 25, 1996, between Orion, the Company and Wattenberg Resources Land, L.L.C. (Incorporated by reference to

          Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed May 15, 1996.)

10.9 Amended and Restated Credit Agreement dated as of June 14, 1996, among the Company, Chase as agent, and the Banks signatory thereto. (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.10 First Amendment to Amended and Restated Credit Agreement dated as of June 17, 1996, by and among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.11 Second Amendment to Amended and Restated Credit Agreement dated as of November 27, 1996 among the Company and Chase in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4, No 333-19433, filed January 8, 1997.)

10.12 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated April 25, 1996. (Incorporated by reference to
          Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.13 Purchase and Sale Agreement between Wattenberg Resources Land L.L.C. and Wattenberg Gas Investments, LLC dated May 21, 1996. (Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.14 Purchase and Sale Agreement between Orion and Wattenberg Gas Investments, LLC dated June 14, 1996. (Incorporated by reference to
          Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

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

10.17 Purchase and Sale Agreement between the Company and Wattenberg Gas Investments, LLC dated June 28, 1996. (Incorporated by reference to

          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed August 14, 1996.)

10.18 Purchase and Sale Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.19 Side Letter Agreement between the Company and Amoco Production Company dated November 25, 1997. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.20 Closing Side Agreement between the Company and Amoco Production Company dated December 15, 1997. (Incorporated by reference to Exhibit
          10.3 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.21 Third Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997, among the Company and The Chase Manhattan Bank as agent for the Lenders signatory thereto. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed December 23, 1997.)

10.22 Purchase and Sale Agreement dated December 15, 1997, by and between HS Resources, Inc. as Seller and WestTide Investments, LLC as Buyer. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.)

10.23 Fifth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement between HS Resources (Mortgagor) and The Chase Manhattan Bank, as agent for the Lenders, effective as of December 15, 1997. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.24 Agreement and Plan of Merger between Orion Acquisition, Inc. and HS Resources, Inc. dated April 20, 1998, but effective May 1, 1998. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.25 First Amendment to Agreement of Lease between 1999 Broadway Partnership (Landlord) and HS Resources, Inc. (Tenant), dated March 21, 1997. (Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.26     HS Resources, Inc. Form of Key Employee Severance Agreement (March 27,
          1998). (Incorporated by reference to Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 14, 1998.)

10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of June 16, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.)

10.28 Stock Purchase and Sale Agreement between the Company and Universal Resources Corporation dated July 27, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed August 6, 1998.)

10.29 Fifth Amendment to Amended and Restated Credit Agreement dated as of September 1, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the lenders. (Incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.30 Sixth Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of July 22, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.)

10.31 Sixth Amendment to Amended and Restated Credit Agreement dated as of December 10, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.32 Seventh Amendment to Amended and Restated Credit Agreement dated as of December 31, 1998, among the Company and The Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999.)

10.33 1999 Non-Compensatory Stock Purchase Plan. (Incorporated by reference as Exhibit 4.1 to Form S-8 filed January 25, 1999.)

10.34 Seventh Amendment and Supplement to Amended, Restated and Consolidated Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of September 1, 1999 among the Company and The Chase Manhattan Bank in its individual capacity, and as agent to the Lenders. (Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.)

10.35 Eighth Amendment to Amended and Restated Credit Agreement dated as of August 27, 1999 among the Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.)

10.36 Exchange Agreement dated August 27, 1999 between HS Resources, Inc. and Patina Oil & Gas Corporation. (Incorporated by reference to
          Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.)

10.37 Ninth Amendment to Amended and Restated Credit Agreement dated as of October 28, 1999 among the Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 24, 2000.)

10.38 Tenth Amendment to Amended and Restated Credit Agreement dated as of May 16, 2000 among the Company and The Chase Manhattan Bank in its individual capacity, and as agent for the Lenders. (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000.)

10.39 Lease Agreement dated as of May 22, 2000, by and between HS Resources, Inc. and Cooley Godward LLP for the premises located at One Maritime Plaza, 15th Floor, San Francisco, California. (Incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 13, 2000.)

10.40 Master Lease Agreement dated as of December 14, 2000 by and between HS Gathering, L.L.C. and LaSalle National Leasing Corporation. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 2, 2001.)

10.41 Eleventh Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000 among the Company and the Chase Manhattan Bank in its individual capacity and as agent for the Lenders. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 2, 2001.)

10.42 Employee Stock Purchase Plan approved by the Board of Directors March 12, 2001. (Incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement filed April 10, 2001.)

10.43* Representative Form of Key Employee Severance Agreement with certain officers of HS Resources dated as of March 12, 2001.

10.44* Twelfth Amendment to Amended and Restated Credit Agreement dated as of April 23, 2000 among the Company and the Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

10.45* Agreement for Exercise of Options; Assignment of Oil and Gas Interests and Grant of Production Payment dated as of April 1, 2001 by and between the Company and Westtide Investments, LLC.

10.46* Agreement for Exercise of Options; Assignment of Oil and Gas Interests and Grant of Production Payment dated as of April 1, 2001 by and between the Company and Wattenberg Gas Investments, LLC.

*  Filed herewith

         b.       Reports on Form 8-K.

         On February 15, 2001 we filed a Current Report on Form 8-K, attaching under Item 9, our current estimates of certain significant operating and financial data for the first and second quarters of 2001 and calendar year 2001.

         On March 20, 2001, we filed a Current Report on Form 8-K, attaching under Item 5, quarterly information of restatement of transportation costs in accordance with EITF 00-10 "Accounting for shipping and handling costs."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HS Resources, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HS RESOURCES, INC.



Dated: May 9, 2001            By: /s/ JAMES E. DUFFY
                                 -----------------------------------------------
                                 James E. Duffy
                                 Vice President and Chief Financial Officer


                              By: /s/ ANNETTE MONTOYA
                                 -----------------------------------------------
                                 Annette Montoya
                                 Vice President and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

10.43 Representative Form of Key Employee Severance Agreement with certain officers of HS Resources dated as of March 12, 2001.

10.44 Twelfth Amendment to Amended and Restated Credit Agreement dated as of April 23, 2000 among the Company and the Chase Manhattan Bank in its individual capacity and as agent for the Lenders.

10.45 Agreement for Exercise of Options; Assignment of Oil and Gas Interests and Grant of Production Payment dated as of April 1, 2001 by and between the Company and Westtide Investments, LLC.

10.46 Agreement for Exercise of Options; Assignment of Oil and Gas Interests and Grant of Production Payment dated as of April 1, 2001 by and between the Company and Wattenberg Gas Investments, LLC.